Form 10-K
period 1996-09-29
STARBUCKS CORPORATION
filed 1996-12-26
CIK 887557

SECURITIES AND EXCHANGE COMMISSION
                   Washington D.C. 20549
                        FORM 10-K

    [X] Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934
        For the Fiscal Year Ended September 29, 1996 or
     [   ] Transition Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934

               Commission File Number: 0-20322

                     STARBUCKS CORPORATION
     (Exact name of registrant as specified in its charter)

      WASHINGTON                             91-1325671
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)          Identification No.)

2401 UTAH AVENUE SOUTH, SEATTLE, WASHINGTON         98134
(Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code:
                    (206) 447-1575

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
Title of each class                     on which registered
------------------------------------------------------------
      None                                       N/A

 Securities registered pursuant to Section 12(g) of the Act:
                COMMON STOCK, NO PAR VALUE
        4 1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2002
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]       No  [   ]

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock on December 1, 1996, as reported on the NASDAQ National Market System, was $2,598,426,062.

As of December 1, 1996, there were 77,786,819 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Annual Report to Shareholders for the fiscal year ended September 29, 1996 have been incorporated by reference into Parts II and IV of this Form 10-K. Portions of the definitive Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on March 6, 1997 have been incorporated by reference into Part III of this report.


                    STARBUCKS CORPORATION

                  ANNUAL REPORT ON FORM 10-K

                      TABLE OF CONTENTS

                          Part I

                                                     PAGE
Item 1.  Business . . . . . . . . . . . . . . . . . . . 1

Item 2.  Properties . . . . . . . . . . . . . . . . . . 5

Item 3.  Legal Proceedings . . . . . . . . . . . . . . .6

Item 4.  Submission of Matters
         to a Vote of Security Holders . . . . . . . . .6

                          Part II

Item 5.  Market for Registrant's Common
         Equity and Related Stockholder Matters . . . . 7

Item 6.  Selected Financial Data . . . . . . . . . . . .7

Item 7.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . .7

Item 8.  Financial Statements and
         Supplementary Data . . . . . . . . . . . . . . 7

Item 9.  Changes in and Disagreements
         with Accountants on Accounting
         and Financial Disclosures . . . . . . . . . . .7


                       Part III

Item 10.  Directors and Executive
          Officers of the Registrant . . . . . . . . . .8
Item 11.  Executive Compensation . . . . . . . . . . . .10
Item 12.  Security Ownership of Certain
          Beneficial Owners and Management . . . . . . .10
Item 13.  Certain Relationships and
          Related Transactions . . . . . . . . . . . . .10


                        Part IV


Item 14.  Exhibits, Financial Statement
          Schedules and Reports on Form 8-K . . . . . . 11

<PAGE 1>

                             PART I


Item 1.  Business

GENERAL. Starbucks Corporation and its subsidiaries ("Starbucks" or the "Company") purchases and roasts high-quality whole bean coffees and sells them, along with fresh, rich-brewed coffees and Italian-style espresso beverages, primarily through Company-operated and licensed retail stores. The Company's objective is to establish Starbucks as the most recognized and respected brand of coffee in the world. To achieve this goal, the Company plans to continue to rapidly expand its retail operations, grow its direct response and specialty sales operations, and selectively pursue other opportunities to leverage and grow the Starbucks brand through the introduction of new products and the development of new distribution channels.

Starbucks is committed to selling only the finest whole bean coffees and coffee beverages. To ensure compliance with its rigorous standards, Starbucks is vertically integrated, controlling its coffee sourcing, roasting, and distribution through its Company-operated retail stores. The Company purchases green coffee beans for its many blends and varietals from coffee-producing regions throughout the world and custom roasts them to its exacting standards.

Company-operated retail stores accounted for approximately 86% of net revenues during the fiscal year ended September 29, 1996. Starbucks retail objective is to become the leading retailer and brand of coffee in each of its target markets by selling the finest quality coffees and related products, and by providing a superior level of customer service, thereby building a high degree of customer loyalty. Of the 1,006 Starbucks stores open on September 29, 1996, 929 were Company-operated retail stores located in 21 states, the District of Columbia, British Columbia and Ontario, Canada. Licensees operated 75 stores in North America. In addition, the first two Starbucks stores outside North America opened in Tokyo, Japan during the fourth quarter of fiscal 1996.

In addition to its retail operations, the Company sells primarily whole bean coffees through a specialty sales group and a national direct response business. The Company has also entered into joint ventures with the Pepsi-Cola Company, a division of PepsiCo, Inc. ("Pepsi"), to develop ready-to-drink coffee-based products and with Dreyer's Grand Ice Cream, Inc. ("Dreyer's") to develop premium coffee ice cream products.

RETAIL STORES. Starbucks stores are typically clustered in high-traffic, high-visibility locations in each market. Because the Company has the ability to vary the size of its stores, Starbucks stores are located in a variety of settings, including office buildings, downtown and suburban retail centers, and kiosks located generally in building lobbies, airport terminals, supermarket foyers, and university campuses. While the Company selectively locates stores in suburban malls, its focus is on stores that are convenient for pedestrian street traffic.

The Company combines its merchandising strategy with its marketing programs to create and reinforce a distinctive brand image for its coffees. The Company's merchandising strategy is reflected in its product mix, product pricing, and sale and educational materials.

All Starbucks stores offer a choice of regular or decaffeinated coffee beverages, changing "coffees of the day," and a broad selection of Italian-style espresso beverages, as well as distinctively packaged, freshly roasted whole bean coffees, a selection of fresh pastries and other food items, sodas, juices, tea, and coffee-related hardware products and equipment. During fiscal 1996, the Company's retail sales mix by product type was approximately 61% coffee beverages, 15% whole bean coffees, 16% food items, and 8% coffee-related hardware products and equipment.

The product mix in each store varies and is dependent on the size of the store and its location. Larger stores carry a revolving selection that can include any of the Company's whole bean coffees and a range of coffee-related products,

<PAGE 2>

including exclusive, high-quality coffee-making equipment as well as accessories bearing various Company trademarks, such as coffee mugs, coffee grinders, storage containers, coffee filters, and finely packaged gourmet food products. The smaller stores and kiosks typically sell a full line of coffee beverages, a limited selection of whole bean coffees and a few hardware items, most notably logo mugs and small equipment items.

The Company and its licensees intend to open at least 325 new stores in North America during fiscal 1997. The Company plans to enter at least three major new markets in North America during fiscal 1997, including Phoenix, Arizona, and Miami, Florida. For information on expansion plans outside of continental North America, see discussion below under International.

OTHER DISTRIBUTION CHANNELS. Starbucks retail expansion strategy is to increase its market share in existing markets and to open stores in new markets where it believes it can become the leading specialty coffee retailer. In addition, the Company will continue to expand its specialty sales and direct response operations, and will selectively pursue other distribution channels.

Specialty Sales. Specialty Sales includes distribution to restaurants and a wide range of institutional customers, including airlines, hotels, wholesale warehouses, business offices, multi-unit retailers, universities, hospitals, and country clubs. Specialty sales revenues (which for financial reporting purposes include royalties and fees from licensees as well as sales of products to licensees and joint ventures) accounted for approximately 11% of the Company's net revenues during the fiscal year ended September 29, 1996. Starbucks is committed to expanding its specialty sales operations. During fiscal 1996, the Company entered into an alliance with U.S. Office Products to serve Starbucks coffee in the workplace environment.

Licensed Stores. Starbucks has entered into a development agreement that allows Host International, Inc. ("Host") to operate Starbucks retail stores in airport locations. Starbucks receives a license fee and a royalty from Host and sells coffee to Host for resale in the licensed airport stores. All licensed airport stores operated by Host must follow Starbucks detailed store operating procedures and all Host managers and employees who work in the licensed airport stores must receive the same core training given to Starbucks store managers and employees. During fiscal 1996, the Company entered into a licensing arrangement with ARAMARK Food and Services Group, Inc. ("ARAMARK") to put licensed Starbucks operations at various locations operated by ARAMARK. During the fiscal year ended September 29, 1996, sales to and royalties from licensees were approximately one percent of the Company's net revenues.

Starbucks does not currently intend to turn over operational control of Starbucks stores in North America in any environment in which it can control retail space; however, in limited situations where a master concessionaire controls the retail space, Starbucks may consider licensing its operations.

Direct Response. The Company publishes a mail order catalog that is distributed approximately six times a year and which offers its coffees, certain food items, and select coffee-making equipment and accessories. The Company ships products to customers located in all 50 states and many foreign countries. Direct Response also operates an electronic store on America Online, allowing customers to order their favorite coffees and products. During fiscal 1996, Direct Response accounted for approximately three percent of the Company's net revenues. Management believes its direct response operations will continue to support its retail store expansion into new markets and reinforce brand recognition in existing markets.

Joint Ventures. The Company has entered into a joint venture agreement with Pepsi, to develop and distribute ready-to-drink coffee-based products. The joint venture agreement contemplates the distribution of products within the United States and Canada by Pepsi-owned and independently licensed bottlers and other distributors or retailers. In May 1996, the joint venture introduced bottled Frappuccino (TM) coffee drink in supermarkets and other retail points of distribution throughout the West Coast. Frappuccino (TM) coffee drink is currently available in two flavors - coffee and mocha. Based on trade and consumer reception of this product, the joint venture is planning wider distribution. The joint venture concluded test marketing of

<PAGE 3>

MAZAGRAN (TM), a lightly carbonated coffee drink, and currently does not have plans to market this product nationwide.

On October 31, 1995, the Company announced an agreement to form a joint venture with Dreyer's to develop and distribute Starbucks premium coffee ice creams. During fiscal 1996, the joint venture introduced five flavors of Starbucks Ice Cream, available in grocery stores throughout the United States.

International. The Company considers locations outside of continental North America to be part of its international operations. On October 25, 1995, the Company signed an agreement with SAZABY Inc., a Japanese retailer and restaurateur, to form a joint venture which will primarily develop Starbucks retail stores in Japan. The joint venture opened its first two stores in Tokyo, Japan during fiscal 1996. The joint venture currently anticipates opening ten to twelve additional stores in Japan during fiscal 1997.

On August 3, 1996, the Company signed a joint venture partnership agreement with a Hawaii-based management team formed by the MacNaughton Group, to develop Starbucks locations in Hawaii. The joint venture opened the first Starbucks retail location in Hawaii during the first quarter of fiscal 1997.

The Company also signed an agreement with a subsidiary of Bonvests Holding Limited ("Bonvests") on August 8, 1996, that makes them a licensee for Starbucks retail locations in Singapore. The first retail location in Singapore opened during the first quarter of fiscal 1997. The Company and Bonvests currently anticipate opening five additional stores in Singapore in fiscal 1997.

PRODUCT SUPPLY. The Company depends upon both its outside brokers and its direct contacts with exporters in countries of origin for the supply of its primary raw material, green coffee. Coffee is the world's second largest traded commodity and its supply and price are subject to volatility. Although most coffee trades in the commodity market, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium above commodity coffee pricing, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the International Coffee Organization and the Association of Coffee Producing Countries, which have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide.

Green coffee commodity prices are subject to substantial price fluctuations, generally a result of reports of adverse growing conditions in certain coffee-producing countries. Due to green coffee commodity price increases, the Company effected sales price increases during fiscal 1994 and 1995 to mitigate the effects of anticipated increases in its cost of goods sold. Because the Company had established fixed purchase prices for some of its supply of green coffees, the Company's margins were favorably impacted by such sales price increases during much of fiscal 1995. During the latter part of fiscal 1995 and throughout fiscal 1996, gross margins were negatively impacted relative to the prior year by the sell-through of higher-cost coffee inventories. The Company expects to have sold most of these higher-cost coffees by the end of the first quarter of fiscal 1997.

The Company enters into fixed price purchase commitments in order to secure an adequate supply of quality green coffee and fix costs for future periods. As of September 29, 1996, the Company had approximately $47 million in fixed price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee well into fiscal 1997. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.

In addition, the Company may from time to time purchase coffee futures contracts to provide additional price protection when it is not able to enter into fixed price purchase commitments. There can be no assurance that these activities will successfully protect the Company against the risks of increases in coffee prices or that they will not

<PAGE 4>

result in the Company having to pay substantially more for its supply than it would have been required to pay absent such activities. The Company did not engage in any hedging activities or futures contracts in fiscal 1996.

Specialty foods, such as pastries, are generally purchased from local sources based on quality and price. Items bearing the Company's logos and trademarks are purchased under contract. Hardware items, such as coffee makers, are generally purchased directly from manufacturers.

COMPETITION. The Company's whole bean coffees compete directly against specialty coffees sold at retail through supermarkets, specialty retailers, and a growing number of specialty coffee stores. The Company's coffee beverages compete directly against all restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts, and stores. Both the Company's whole bean coffees and its coffee beverages compete indirectly against all other coffees on the market. The Company believes that its customers choose among retailers primarily on the basis of quality and convenience, and, to a lesser extent, on price.

Management believes that supermarkets pose the greatest competitive challenge in the whole bean coffee market, in part because supermarkets offer customers the convenience of not having to make a separate trip to the Company's stores. A number of nationwide coffee manufacturers, such as Kraft General Foods, Procter & Gamble, and Nestle, are distributing premium coffee products in supermarkets, which products may serve as substitutes for the Company's coffees. Regional specialty coffee companies also sell whole bean coffees in supermarkets.

In addition, the Company competes for whole bean coffee sales with franchise operators and independent specialty coffee stores in both the United States and Canada. There are a number of competing specialty coffee retailers, such as Second Cup, a Canadian franchisor with stores primarily in Canada. Second Cup also owns Gloria Jeans, a franchisor of specialty coffee stores, with locations primarily in malls throughout the United States. In addition, in virtually every major metropolitan area where Starbucks operates and expects to expand, there are local or regional competitors with substantial market presence in the specialty coffee business.

The Company's primary competitors for beverage sales are restaurants, shops, and street carts. In almost all markets in which the Company does business there has been a significant increase in competition in the specialty coffee beverage business and management expects this trend to continue.
Although competition in the beverage market is currently fragmented, a major competitor with substantially greater financial, marketing and operating resources than the Company could enter this market at any time and compete directly against the Company.

In addition, the Company competes with established suppliers in its specialty sales and direct response businesses, many of whom have greater financial and marketing resources than the Company. The Company also expects that competition for suitable sites for new stores to support the Company's planned growth will be intense. The Company competes against both restaurants and other specialty retailers for these sites, and there can be no assurance that management will be able to continue to secure adequate sites at acceptable rent levels. The Company also competes for qualified personnel to operate its retail stores.

PATENTS, TRADEMARKS AND COPYRIGHTS. The Company owns and/or has applied to register numerous trademarks and service marks in the United States, Canada and in some sixty countries throughout the world. One of the Company's subsidiaries, The Coffee Connection, Inc. ("The Coffee Connection"), also owns a number of trademarks and service marks in the United States, Canada and elsewhere, including registrations for "The Coffee Connection" name and logo. Some of the Company's trademarks, including "Starbucks," the Starbucks logo and "Frappuccino," are of material importance to the Company. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use.

<PAGE 5>

The Company owns numerous copyrights for its product packaging, promotional materials, in-store graphics, and training materials, among other things. The Company also holds patents on certain products and systems. While valuable, individual copyrights and patents currently held by the Company are not viewed as material to the Company's business.

SEASONALITY AND QUARTERLY RESULTS. The Company's business is subject to seasonal fluctuations. Significant portions of the Company's net revenues and profits are realized during the first quarter of the Company's fiscal year which includes the December holiday season. In addition, quarterly results are affected by the timing of the opening of new stores, and the Company's rapid growth may conceal the impact of other seasonal influences. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

EMPLOYEES. As of September 29, 1996, the Company employed approximately 16,600 individuals, including approximately 15,000 in retail stores and regional offices, and the remainder in the Company's administrative, sales, real estate, direct response, roasting, and warehousing operations. As of September 29, 1996, five of the Company's stores (out of a total of 929 Company-operated stores in North America), located in Vancouver, British Columbia, were unionized. Starbucks has never experienced a strike or work stoppage, and the Company believes that its relations with its employees are excellent.

FORWARD-LOOKING STATEMENTS. Some of the information in this Form 10-K, including anticipated store openings, planned capital expenditures, and trends in the Company's operations, are forward-looking statements which are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw material prices and availability, successful execution of internal performance and expansion plans, impact of competition, availability of financing, legal proceedings, and other risks detailed in the Company's Securities and Exchange Commission filings and the documents incorporated by reference therein.

Item 2.  Properties

Starbucks currently operates three roasting and distribution facilities: two in the Seattle area, and one in East Manchester
Township, York County, Pennsylvania.    In the Seattle area, the
Company leases approximately 92,000 square feet in one building located in Seattle, Washington, pursuant to a lease extendible through 2009 (the "Seattle Plant"), and owns an additional roasting plant and distribution facility of approximately 305,000 square feet located in Kent, Washington. The Company has a lease agreement with York County Industrial Development Corporation for a roasting and distribution facility (the "York Plant"), providing for approximately 365,000 square feet initially. The lease has a 15 year term and the Company has an option to purchase the land and building within five years of the date of occupancy. Such option to purchase also provides that the Company may purchase, within seven years of occupancy, additional land adjacent to the York Plant which would expand it to 1,000,000 square feet. The Company is party to a letter of intent and a commitment letter which provide that in the event that the Company exercises its option to purchase the York Plant, the Company will have the right to assume loans incurred in connection with the development of it. The Company has determined that it no longer needs its much-smaller roasting plant located in Boston (which formerly operated as the roasting plant for The Coffee Connection) and has sublet it to a third party. The lease on this facility runs through 2002.

The Company leases approximately 302,000 square feet used for administrative offices in Seattle, Washington, and has options to lease approximately 298,000 additional square feet. The Company owns 2.36 acres (102,800 square feet) of undeveloped land adjacent to the Seattle Plant, which is currently used for parking.

As of September 29, 1996, Starbucks operated a total of 929 retail stores. All Starbucks stores are located in leased premises. The Company also leases office space for regional, district and other administrative offices.

<PAGE 6>

Item 3.  Legal Proceedings

The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding which the Company believes will have a material adverse effect on the financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

<PAGE 7>

                          PART II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

The information required by this item is incorporated herein by reference to the Company's 1996 Annual Report to Shareholders.

Item 6.  Selected Financial Data

The information required by this item is incorporated herein by reference to the Company's 1996 Annual Report to Shareholders.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The information required by this item is incorporated herein by reference to the Company's 1996 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to the Company's 1996 Annual Report to Shareholders.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosures

None.

<PAGE 8>

                        PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning the directors of the Company is incorporated herein by reference to pages 3 through 5 of the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on March 6, 1997. The required information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to page 12 of the definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on March 6, 1997, which will be filed within 120 days after the end of the Company's fiscal year.

The executive officers of the Company, each of whom serves a one year term and until his or her successor is elected and qualified, are as follows:

                                                  Executive
Name                 Age     Position           Officer Since
-------------------------------------------------------------
Howard Schultz       43     chairman of the
                            board and chief
                            executive officer         1985

Orin Smith           54     director, president
                            and chief operating
                            officer                   1990

Howard Behar         52     director and president,
                            Starbucks International   1989

Scott Bedbury        39     senior vice president,
                            marketing                 1995

Michael Casey        51     senior vice president
                            and chief financial
                            officer                   1995

Vincent Eades        37     senior vice president,
                            specialty sales and
                            marketing                 1995

Carol Eastin         55     senior vice president,
                            management information
                            systems                   1993

Sharon E. Elliott    45     senior vice president,
                            human resources           1994

E. R. (Ted) Garcia   49     senior vice president,
                            supply chain operations   1995

Wanda Herndon        44     senior vice president,
                            communications and
                            public affairs            1996

Shelley B. Lanza     40     senior vice president,
                            law & corporate affairs
                            and general counsel       1995

David M. Olsen       50     senior vice president,
                            coffee                    1991

John A. Rodgers      65     senior vice president,
                            new business development  1991

Arthur I. Rubinfeld  43     senior vice president,
                            store development         1992

Deidra Wager         41     senior vice president,
                            retail operations         1993

<PAGE 9>

There are no family relationships between any directors or executive officers of the Company.

Howard Schultz is the founder of the Company and has been chairman of the Board and chief executive officer since its inception in 1985. From 1985 to June 1994, Mr. Schultz was also the Company's president. From September 1982 to December 1985, Mr. Schultz was the director of retail operations and marketing for Starbucks Coffee Company, a predecessor to the Company; and from January 1986 to July 1987, he was the chairman of the Board, chief executive officer, and president of Il Giornale Coffee Company, a predecessor to the Company.

Orin Smith joined the Company in 1990 and has served as president and chief operating officer of the Company since June
1994. Prior to June 1994, Mr. Smith served as the Company's vice president and chief financial officer and later, as its executive vice president and chief financial officer.

Howard Behar joined the Company in 1989 and has served as president of Starbucks International since June 1994. From February 1993 to June 1994, Mr. Behar served as the Company's executive vice president, sales and operations. From February 1991 to February 1993, Mr. Behar served as senior vice president, retail operations of the Company and from August 1989 to January 1991, he served as the Company's vice president, retail stores.

Scott Bedbury joined Starbucks in June 1995 as senior vice president, marketing. From November 1987 to October 1994, Mr. Bedbury held the position of worldwide director of advertising for Nike, Inc. Prior to joining Nike, Inc., Mr. Bedbury was vice president for Cole and Weber Advertising in Seattle, Washington, which is an affiliate of Ogilvy and Mather.

Michael Casey joined Starbucks in 1995 as senior vice president and chief financial officer. Prior to joining Starbucks, Mr. Casey served as executive vice president and chief financial officer of Family Restaurants, Inc. from its inception in 1986. During his tenure there, he also served as a director from 1986 to 1993, and as president of its El Torito Restaurants, Inc. division from 1988 to 1993.

Vincent Eades joined Starbucks in April 1995 as senior vice president, specialty sales and marketing. From February 1993 to April 1995, Mr. Eades served as a regional sales manager for Hallmark Cards, Inc. From August 1989 to February 1993, Mr. Eades was general manager of the Christmas Celebrations business unit at Hallmark Cards, Inc.

Carol Eastin joined Starbucks in 1991 and has served as the Company's senior vice president, management information systems since June 1993. From November 1991 to June 1993, Ms. Eastin served as the vice president, management information systems of the Company. From September 1986 to September 1990, she served as the director of corporate systems for McDonald's (R) Corporation.

Sharon E. Elliott joined Starbucks in 1994 as senior vice president, human resources. From September 1993 to June 1994, Ms. Elliott served as the corporate director, staffing and development of Allied Signal Corporation. From July 1987 to August 1993, she held several human resources management positions with Bristol-Myers Squibb, including serving as the director of human resources--corporate staff.

E. R. (Ted) Garcia joined Starbucks in April 1995 as senior vice president, supply chain operations. From May 1993 to April 1995, Mr. Garcia was an executive for Gemini Consulting. From January 1990 until May 1993, he was the vice president of operations strategy for Grand Metropolitan PLC, Food Sector.

Wanda Herndon joined Starbucks in July 1995 as vice president, communications and public affairs and was promoted to senior vice president, communications and public affairs in November 1996. From February 1990 to June 1995, Ms. Herndon held several communications management positions at DuPont. Prior to that time, Ms. Herndon held several public affairs and marketing communications positions for Dow Chemical Company.

<PAGE 10>

Shelley B. Lanza joined Starbucks in June 1995 as senior vice president and general counsel. From 1986 to 1995, Ms. Lanza served as vice president and general counsel of Honda of America Manufacturing, Inc. From 1982 to 1986, Ms. Lanza practiced law at the law firm of Vorys, Sater, Seymour and Pease in Columbus, Ohio.

David M. Olsen joined Starbucks in 1986 and has served as the Company's senior vice president, coffee since September 1991. From November 1987 to September 1991, Mr. Olsen served as its vice president, coffee, and from February 1986 to November 1987, he served as the Company's director of training.

John A. Rodgers joined Starbucks in 1989 and has served as senior vice president, new business development since February 1993. From February 1991 to February 1993, he served as the Company's senior vice president--special projects. Since January 1982, Mr. Rodgers has also served as a general partner of Western Franchise Development Corporation, an owner and operator of several Red Robin Restaurants.

Arthur I. Rubinfeld joined the Company in 1992 as senior vice president, real estate. From April 1986 to May 1992, Mr.
Rubinfeld served as a managing partner of Epsteen & Associates, a commercial real estate company.

Deidra Wager joined Starbucks in 1992 and has served as the Company's senior vice president, retail operations since August 1993. From September 1992 to August 1993, Ms. Wager served as the Company's vice president, operation services. From March 1992 to September 1992, she was the Company's California regional manager. From September 1988 to March 1992, Ms. Wager held several operations positions with Taco Bell, Inc., including having served as its director of operations systems development.

Item 11.  Executive Compensation

The required information is incorporated by reference to pages 6 through 11 of the definitive Proxy Statement for the Company's
Annual Meeting of Shareholders to be held on March 6, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

The required information is incorporated by reference to pages 2 through 3 of the definitive Proxy Statement for the Company's
Annual Meeting of Shareholders to be held on March 6, 1997.

Item 13.  Certain Relationships and Related Transactions

The required information is incorporated by reference to page 12 of the definitive Proxy Statement for the Company's Annual
Meeting of Shareholders to be held on March 6, 1997.

<PAGE 11>

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

     (a) The following documents are filed as a part of this report on Form 10-K:

          1.  Financial Statements.

The Company's consolidated financial statements to be included in Part II, Item 8, are incorporated herein by reference to the Company's 1996 Annual Report to Shareholders, a copy of which accompanies this report on Form 10-K.

          2.  Financial Statement Schedule.

The following financial statement schedule of Starbucks Corporation for the fiscal years ended September 29, 1996, October 1, 1995, and October 2, 1994 is filed as part of this report on Form 10-K and should be read in conjunction with the consolidated financial statements of the Company described in
Item 14(a)(1) above.

            SCHEDULE                              PAGE
            --------                              ----

        Schedule II Valuation and
        Qualifying Accounts                       17

Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

          3.  Exhibits.

The Exhibits listed below and on the accompanying Index to Exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this report.


EXHIBIT NO.  DESCRIPTION

3.1     Restated Articles of Incorporation of Starbucks
        Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed with the SEC on May 15, 1996)

3.1.1   Amendment dated November 22, 1995 to the Restated
        Articles of Incorporation of Starbucks Corporation
        (incorporated herein by reference to Exhibit 3.1.1
        to the Company's Form 10-Q for the fiscal quarter
        ended March 31, 1996, filed with the SEC on May 15,
        1996)

3.1.2   Amendment dated March 18, 1996 to the Restated
        Articles of Incorporation of Starbucks Corporation
        (incorporated herein by reference to Exhibit 3.1.2
        to the Company's Form 10-Q for the quarterly period
        ended March 31, 1996, filed with the SEC on May 15,
        1996)

3.2 Amended and Restated Bylaws of Starbucks Corporation (incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed with the SEC on May 15, 1996)

<PAGE 12>

4.1 Indenture, dated as of October 24, 1995, between Starbucks Corporation and First Interstate Bank of Washington, N.A., as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-K for the Fiscal Year ended October 1, 1995, filed with the SEC on December 28, 1995)

4.2 Form of Debenture relating to the Indenture described in Exhibit 4.3 (included in Exhibit 4.3) (incorporated herein by reference to Exhibit 4.4 to the Company's Form 10-K for the Fiscal Year ended October 1, 1995, filed with the SEC on December 28,
        1995)

10.1    Starbucks Corporation Key Employee Stock Option Plan-
        -1994 (incorporated herein by reference to Appendix
        A to the Company's 1994 Proxy Statement filed with the SEC on December 23, 1994)*

10.1.1  Starbucks Corporation Key Employee Stock Option
        Plan--1994, as amended*

10.2    Starbucks Corporation 1989 Stock Option Plan for
        Non-Employee Directors, as amended (incorporated herein by reference to Appendix B to the Company's
        1994 Proxy Statement filed with the SEC on December
        23, 1994)*

10.2.1  Starbucks Corporation 1989 Stock Option Plan for
        Non-Employee Directors, as amended*

10.3    Starbucks Corporation 1991 Company-Wide Stock
        Option Plan, as amended (incorporated herein by reference to the Company's Registration Statement
        No. 33-52528 on Form S-8, filed with the SEC on September 28, 1992)*

10.3.1  Starbucks Corporation 1991 Company-Wide Stock
        Option Plan, as amended*

10.4    Starbucks Corporation Employee Stock Purchase
        Plan -- 1995 (incorporated herein by reference to Appendix C to the Company's 1994 Proxy Statement filed with the SEC on December 23, 1994)*

10.5    Industrial Lease, dated March 31, 1989, between
        Starbucks Corporation, David A. Sabey and Sandra L.
        Sabey (incorporated herein by reference to Exhibit
        10.4 to the Company's Registration Statement No.
        33-47951 on Form S-1, filed with the SEC on May 15,
        1992)

10.6 Office Lease, dated as of July 15, 1993, between First and Utah Street Associates, L.P. and Starbucks Corporation (incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for the Fiscal Year ended October 3, 1993, filed with the SEC on December 30, 1993)

10.7    Development Agreement, dated as of February 11,
        1994, between Starbucks Corporation and Host
        International, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company's Form
        10-K for the Fiscal Year ended October 2, 1994, filed with the SEC on December 23, 1994)

10.8    Special Warranty Deed, dated March 7, 1994, between
        Kent North Corporate Park, as grantor and Starbucks
        Corporation, as grantee (incorporated herein by reference to Exhibit 10.14 to the Company's Form
        10-K for the Fiscal Year ended October 2, 1994, filed with the SEC on December 23, 1994)

<PAGE 13>

10.9 Agreement and Plan of Merger, dated as of April 30, 1994, among Starbucks Corporation, TCC Acquisition Corp., and The Coffee Connection, Inc. (incorporated herein by reference to Exhibit 2 to the Company's Form 10-Q for the Quarterly Period ended April 3, 1994, filed with the SEC on May 26, 1994)

10.10   Joint Venture and Partnership Agreement, dated
        August 10, 1994, between Pepsi-Cola Company, a division of PepsiCo, Inc., and Starbucks New
        Venture Company (incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the Quarterly Period ended July 3, 1994, filed with the
        SEC on August 16, 1994)

10.11   Lease, dated August 22, 1994, between York County
        Industrial Development Corporation and Starbucks
        Corporation (incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the
        Quarterly Period Ended July 2, 1995, filed with the
        SEC on August 15, 1995)

10.12   Credit Agreement, dated October 24, 1994, between
        Starbucks Corporation and Seattle-First National
        Bank (incorporated herein by reference to Exhibit
        10.1 to the Company's Registration Statement No.
        33-85172 on Form S-3, filed with the SEC on October
        14, 1994)

10.13   Second Amendment to Office Lease, dated as of
        January 1, 1995, between First & Utah Street
        Associates, L.P. and Starbucks Corporation
        (incorporated herein by reference to the Company's
        Registration Statement No. 33-93974 on Form S-3, filed with the SEC on June 27, 1995)

10.14   Starbucks Corporation Amended and Restated
        Consulting/Employment Agreement with Jeffrey H.
        Brotman, dated as of January 14, 1995 (incorporated
        herein by reference to Exhibit 10.14 to the
        Company's Form 10-K for the Fiscal Year ended
        October 1, 1995, filed with the SEC on December 28,
        1995)

10.15 Series B Preferred Stock Purchase Agreement dated March 31, 1995, among Starbucks Corporation, Noah's New York Bagels, Inc. and certain shareholders of Noah's New York Bagels, Inc. (incorporated herein by reference to the Company's Registration Statement No. 33-91780 on Form S-3, filed with the SEC on April 28, 1995)

10.16 Amended and Restated Investor Rights Agreement dated March 31, 1995, among Starbucks Corporation, Noah's New York Bagels, Inc. and certain shareholders of Noah's New York Bagels, Inc. (incorporated herein by reference to the Company's Registration Statement No. 33-91780 on Form S-3, filed with the SEC on April 28, 1995)

10.17 Amended and Restated Voting Rights Agreement dated March 31, 1995, among Starbucks Corporation, Noah's New York Bagels, Inc. and certain shareholders of Noah's New York Bagels, Inc. (incorporated herein by reference to the Company's Registration Statement No. 33-91780 on Form S-3, filed on April 28, 1995)

10.18 Protective Covenants Agreement dated March 31, 1995, among Starbucks Corporation, Noah's New York Bagels, Inc. and certain shareholders of Noah's New York Bagels, Inc. (incorporated herein by reference to the Company's Registration Statement No. 33-91780 on Form S-3, filed with the SEC on April 28, 1995)

<PAGE 14>

10.19    Third Amendment to Office Lease, dated as of
         September 30, 1995, between First and Utah Street
         Associates, L.P. and Starbucks Corporation
         (incorporated herein by reference to Exhibit 10.19 to the Company's Form 10-K for the Fiscal Year ended October 1, 1995, filed with the SEC on December 28, 1995)

10.20    Amendment to Credit Agreement and Note, dated
         October 23, 1995 between Starbucks Corporation and
         Seattle-First National Bank (incorporated herein by reference to Exhibit 10.20 to the Company's
         Form 10-K for the Fiscal Year ended October 1,
         1995, filed with the SEC on December 28, 1995)

10.21 Merger Agreement among Noah's New York Bagels, Inc. Shareholders and Certain Optionholders of Noah's New York Bagels, Inc., Einstein Brothers Bagels, Inc. and NNYB Acquisition Corporation, dated January 22, 1996 (incorporated herein by reference to Exhibit 10.21 to the Company's Form 10-Q for the Quarterly Period Ended March 31, 1996, filed with the SEC on May 15, 1996)

10.22    Amendment dated February 1, 1996, to Merger
         Agreement among Noah's New York Bagels, Inc.,
         Shareholders and Certain Optionholders of Noah's
         New York Bagels, Inc., Einstein Brothers Bagels,
         Inc. and NNYB Acquisition Corporation dated
         January 22, 1996 (incorporated herein by reference to Exhibit 10.22 to the Company's Form 10-Q for the Quarterly Period Ended March 31, 1996, filed with the SEC on May 15, 1996)

10.23    Master Licensing Agreement between the Company and
         ARAMARK Food and Services Group, Inc. dated as of
         January 30, 1996, as amended and restated May 7,
         1996  (incorporated herein by reference to Exhibit
         10.23 to the Company's Form 10-Q for the Quarterly
         Period Ended March 31, 1996, filed with the SEC on
         May 15, 1996)

11       Computation of Per Share Earnings

12       Ratio of Earnings to Fixed Charges

13       1996 Annual Report to Shareholders

21       Subsidiaries of the Registrant

23       Independent Auditors' Consent

27       Financial Data Schedule

-------------
*  Management contract or compensatory plan or arrangement.

(b)  REPORTS ON FORM 8-K     No reports on Form 8-K were filed
by the Company during the fiscal quarter ended September 29, 1996.


<PAGE 15>

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



STARBUCKS CORPORATION


By:  /s/ Howard Schultz
     ------------------
Howard Schultz
chairman of the Board of Directors
and chief executive officer


December 24, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title
Date
----------------------------------------------------------------


/s/ Howard Schultz     chairman of the Board
------------------     of Directors and chief
Howard Schultz         executive officer            December 24, 1996


/s/ Orin C. Smith      director, president and
-----------------      chief operating
Orin C. Smith          officer                      December 13, 1996

/s/ Howard Behar       director, president
----------------       of Starbucks International   December 24, 1996
Howard Behar

/s/ M. Michael Casey   senior vice president
--------------------   and chief financial officer
M. Michael Casey       (principal financial officer
                       and principal accounting
                       officer)                     December 24, 1996

/s/ Jeffrey H. Brotman Director                     December 13, 1996
----------------------
Jeffrey H. Brotman

/s/ Craig J. Foley     Director                     December 24, 1996
------------------
Craig J. Foley

/s/ Arlen I. Prentice  Director                     December 24, 1996
---------------------
Arlen I. Prentice

/s/ James G. Shennan, Jr.  Director                 December 24, 1996
-------------------------
James G. Shennan, Jr.

<PAGE 16>

/s/ Adrian D.P. Bellamy    Director                 December 15, 1996
-----------------------
Adrian D.P. Bellamy

/s/ Barbara Bass       Director                     December 12, 1996
----------------
Barbara Bass

<PAGE 17>

                        STARBUCKS CORPORATION

           SCHEDULE II  - VALUATION AND QUALIFYING ACCOUNTS



                  Balance at Beginning         Balance at End
Description             of Year                    of Year
-------------------------------------------------------------

Allowance for Doubtful Accounts
-------------------------------

Fiscal Year Ended
September 29, 1996      $ 242,000                 $ 116,000

Fiscal Year Ended
October 1, 1995         $ 126,000                 $ 242,000

Fiscal Year Ended
October 2, 1994         $  71,000                 $ 126,000


                        EXHIBIT INDEX

EXHIBIT
NO.      DESCRIPTION
PAGE NO.
----------------------------------------------------------------

3.1     Restated Articles of Incorporation of Starbucks
        Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed with the SEC on May 15, 1996)

3.1.1   Amendment dated November 22, 1995 to the Restated
        Articles of Incorporation of Starbucks Corporation
        (incorporated herein by reference to Exhibit 3.1.1
        to the Company's Form 10-Q for the fiscal quarter
        ended March 31, 1996, filed with the SEC on May 15,
        1996)

3.1.2   Amendment dated March 18, 1996 to the Restated
        Articles of Incorporation of Starbucks Corporation
        (incorporated herein by reference to Exhibit 3.1.2
        to the Company's Form 10-Q for the quarterly period
        ended March 31, 1996, filed with the SEC on May 15,
        1996)

3.2     Amended and Restated Bylaws of Starbucks Corporation
        (incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-Q for the fiscal quarter ended
        March 31, 1996, filed with the SEC on May 15, 1996)

4.1     Indenture, dated as of October 24, 1995, between
        Starbucks Corporation and First Interstate Bank of
        Washington, N.A., as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-K for the Fiscal Year ended October 1, 1995, filed with the SEC on December 28, 1995)

4.2     Form of Debenture relating to the Indenture described
        in Exhibit 4.3 (included in Exhibit 4.3)
        (incorporated herein by reference to Exhibit 4.4 to
        the Company's Form 10-K for the Fiscal Year ended
        October 1, 1995, filed with the SEC on December 28,
        1995)

10.1    Starbucks Corporation Key Employee Stock Option Plan-
        -1994 (incorporated herein by reference to Appendix
        A to the Company's 1994 Proxy Statement filed with the SEC on December 23, 1994)*

10.1.1  Starbucks Corporation Key Employee Stock Option
        Plan--1994, as amended*

10.2    Starbucks Corporation 1989 Stock Option Plan for
        Non-Employee Directors, as amended (incorporated herein by reference to Appendix B to the Company's
        1994 Proxy Statement filed with the SEC on December
        23, 1994)*

10.2.1  Starbucks Corporation 1989 Stock Option Plan for
        Non-Employee Directors, as amended*

10.3    Starbucks Corporation 1991 Company-Wide Stock
        Option Plan, as amended (incorporated herein by reference to the Company's Registration Statement
        No. 33-52528 on Form S-8, filed with the SEC on September 28, 1992)*

10.3.1  Starbucks Corporation 1991 Company-Wide Stock
        Option Plan, as amended*

10.4    Starbucks Corporation Employee Stock Purchase
        Plan -- 1995 (incorporated herein by reference to Appendix C to the Company's 1994 Proxy Statement filed with the SEC on December 23, 1994)*

10.5    Industrial Lease, dated March 31, 1989, between
        Starbucks Corporation, David A. Sabey and Sandra L.
        Sabey (incorporated herein by reference to Exhibit
        10.4 to the Company's Registration Statement No.
        33-47951 on Form S-1, filed with the SEC on May 15,
        1992)

10.6    Office Lease, dated as of July 15, 1993, between
        First and Utah Street Associates, L.P. and Starbucks
        Corporation (incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for the
        Fiscal Year ended October 3, 1993, filed with the
        SEC on December 30, 1993)

10.7    Development Agreement, dated as of February 11,
        1994, between Starbucks Corporation and Host
        International, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company's Form
        10-K for the Fiscal Year ended October 2, 1994, filed with the SEC on December 23, 1994)

10.8    Special Warranty Deed, dated March 7, 1994, between
        Kent North Corporate Park, as grantor and Starbucks
        Corporation, as grantee (incorporated herein by reference to Exhibit 10.14 to the Company's Form
        10-K for the Fiscal Year ended October 2, 1994, filed with the SEC on December 23, 1994)

10.9    Agreement and Plan of Merger, dated as of April 30,
        1994, among Starbucks Corporation, TCC Acquisition
        Corp., and The Coffee Connection, Inc. (incorporated herein by reference to Exhibit 2 to the Company's
        Form 10-Q for the Quarterly Period ended April 3,
        1994, filed with the SEC on May 26, 1994)

10.10   Joint Venture and Partnership Agreement, dated
        August 10, 1994, between Pepsi-Cola Company, a division of PepsiCo, Inc., and Starbucks New
        Venture Company (incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the Quarterly Period ended July 3, 1994, filed with the
        SEC on August 16, 1994)

10.11   Lease, dated August 22, 1994, between York County
        Industrial Development Corporation and Starbucks
        Corporation (incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the
        Quarterly Period Ended July 2, 1995, filed with the
        SEC on August 15, 1995)

10.12   Credit Agreement, dated October 24, 1994, between
        Starbucks Corporation and Seattle-First National
        Bank (incorporated herein by reference to Exhibit
        10.1 to the Company's Registration Statement No.
        33-85172 on Form S-3, filed with the SEC on October
        14, 1994)

10.13   Second Amendment to Office Lease, dated as of
        January 1, 1995, between First & Utah Street
        Associates, L.P. and Starbucks Corporation
        (incorporated herein by reference to the Company's
        Registration Statement No. 33-93974 on Form S-3, filed with the SEC on June 27, 1995)

10.14   Starbucks Corporation Amended and Restated
        Consulting/Employment Agreement with Jeffrey H.
        Brotman, dated as of January 14, 1995 (incorporated
        herein by reference to Exhibit 10.14 to the
        Company's Form 10-K for the Fiscal Year ended
        October 1, 1995, filed with the SEC on December 28,
        1995)

10.15   Series B Preferred Stock Purchase Agreement dated
        March 31, 1995, among Starbucks Corporation, Noah's
        New York Bagels, Inc. and certain shareholders of Noah's New York Bagels, Inc. (incorporated herein by reference to the Company's Registration Statement
        No. 33-91780 on Form S-3, filed with the SEC on April 28, 1995)

10.16 Amended and Restated Investor Rights Agreement dated March 31, 1995, among Starbucks Corporation,
        Noah's New York Bagels, Inc. and certain shareholders of Noah's New York Bagels, Inc. (incorporated herein by reference to the Company's Registration
        Statement No. 33-91780 on Form S-3, filed with the
        SEC on April 28, 1995)

10.17   Amended and Restated Voting Rights Agreement dated
        March 31, 1995, among Starbucks Corporation, Noah's
        New York Bagels, Inc. and certain shareholders of Noah's New York Bagels, Inc. (incorporated herein by reference to the Company's Registration Statement
        No. 33-91780 on Form S-3, filed on April 28, 1995)

10.18 Protective Covenants Agreement dated March 31, 1995, among Starbucks Corporation, Noah's New York Bagels,
        Inc. and certain shareholders of Noah's New York
        Bagels, Inc. (incorporated herein by reference to the Company's Registration Statement No. 33-91780 on
        Form S-3, filed with the SEC on April 28, 1995)

10.19    Third Amendment to Office Lease, dated as of
         September 30, 1995, between First and Utah Street
         Associates, L.P. and Starbucks Corporation
         (incorporated herein by reference to Exhibit 10.19 to the Company's Form 10-K for the Fiscal Year ended October 1, 1995, filed with the SEC on December 28, 1995)

10.20    Amendment to Credit Agreement and Note, dated
         October 23, 1995 between Starbucks Corporation and
         Seattle-First National Bank (incorporated herein by reference to Exhibit 10.20 to the Company's
         Form 10-K for the Fiscal Year ended October 1,
         1995, filed with the SEC on December 28, 1995)

10.21    Merger Agreement among Noah's New York Bagels, Inc.
         Shareholders and Certain Optionholders of Noah's
         New York Bagels, Inc., Einstein Brothers Bagels,
         Inc. and NNYB Acquisition Corporation, dated
         January 22, 1996 (incorporated herein by reference to Exhibit 10.21 to the Company's Form 10-Q for the Quarterly Period Ended March 31, 1996, filed with the SEC on May 15, 1996)

10.22    Amendment dated February 1, 1996, to Merger
         Agreement among Noah's New York Bagels, Inc.,
         Shareholders and Certain Optionholders of Noah's
         New York Bagels, Inc., Einstein Brothers Bagels,
         Inc. and NNYB Acquisition Corporation dated
         January 22, 1996 (incorporated herein by reference to Exhibit 10.22 to the Company's Form 10-Q for the Quarterly Period Ended March 31, 1996, filed with the SEC on May 15, 1996)

10.23    Master Licensing Agreement between the Company and
         ARAMARK Food and Services Group, Inc. dated as of
         January 30, 1996, as amended and restated May 7,
         1996  (incorporated herein by reference to Exhibit
         10.23 to the Company's Form 10-Q for the Quarterly
         Period Ended March 31, 1996, filed with the SEC on
         May 15, 1996)

11       Computation of Per Share Earnings

12       Ratio of Earnings to Fixed Charges

13       1996 Annual Report to Shareholders

21       Subsidiaries of the Registrant

23       Independent Auditors' Consent

27       Financial Data Schedule


-------------
*  Management contract or compensatory plan or arrangement.