Form 10-K/A
period 1996-09-29
STARBUCKS CORPORATION
filed 1997-02-04
CIK 887557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non- affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock on December 1, 1996, as reported on the NASDAQ National Market System, was $2,598,426,062.

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

                     ANNUAL REPORT ON FORM 10-K (as amended)

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

RETAIL STORES. Starbucks stores are typically clustered in high- traffic, high-visibility locations in each market. Because the Company has the ability to vary the size of its stores, Starbucks stores are located in a variety of settings, including office buildings, downtown and suburban retail centers, and kiosks located generally in building lobbies, airport terminals, supermarket foyers, and university campuses. While the Company selectively locates stores in suburban malls, its focus is on stores that are convenient for pedestrian street traffic.

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

The product mix in each store varies and is dependent on the size of the store and its location. Larger stores carry a revolving selection that can include any of the Company's whole bean coffees and a range of coffee-related products, including exclusive, high-quality coffee-making equipment as well as accessories bearing various Company trademarks, such as coffee mugs, coffee grinders, storage containers, coffee filters, and finely packaged gourmet food products. The smaller stores and kiosks typically sell a full line of coffee beverages, a limited selection of whole bean coffees and a few hardware items, most notably logo mugs and small equipment items.

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

In addition, the Company may from time to time purchase coffee futures contracts to provide additional price protection when it is not able to enter into fixed price purchase commitments. There can be no assurance that these activities will successfully protect the Company against the risks of increases in coffee prices or that they will not result in the Company having to pay substantially more for its supply than it would have been required to pay absent such activities. The Company did not engage in any hedging activities or futures contracts in fiscal 1996.

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

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters


The information required by this item is incorporated herein by reference to the Company's 1996 Annual Report to Shareholders, and is filed herewith as Exhibit 13.1.


Item 6.  Selected Financial Data

The information required by this item is incorporated herein by reference to the Company's 1996 Annual Report to Shareholders, and is filed herewith as Exhibit 13.2.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The information required by this item is incorporated herein by reference to the Company's 1996 Annual Report to Shareholders, and is filed herewith as Exhibit 13.3.


Item 8.  Financial Statements and Supplementary Data


The information required by this item is incorporated herein by reference to the Company's 1996 Annual Report to Shareholders, and is filed herewith as Exhibit 13.4.


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

The executive officers of the Company, each of whom serves a one year term and until his or her successor is elected and qualified, are as follows:

                                                                Executive
Name                     Age         Position                  Officer Since
----------------------------------------------------------------------------
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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  The following documents are filed as a part of this report on Form
          10-K:

          1.  Financial Statements.

The Company's consolidated financial statements to be included in Part II, Item 8, are incorporated herein by reference to the Company's 1996 Annual Report to Shareholders, a copy of which accompanies this report on Form 10-K, and are filed herewith as Exhibit 13.4.

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


EXHIBIT NO.  DESCRIPTION

3.1 Restated Articles of Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed with the SEC on May 15, 1996)

3.1.1 Amendment dated November 22, 1995 to the Restated Articles of Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed with the SEC on May 15, 1996)

3.1.2 Amendment dated March 18, 1996 to the Restated Articles of Incorporation of Starbucks Corporation (incorporated herein by reference to Exhibit 3.1.2 to the Company's Form 10-Q for the quarterly period ended March 31, 1996, filed with the SEC on May 15, 1996)

3.2 Amended and Restated Bylaws of Starbucks Corporation (incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996, filed with the SEC on May 15, 1996)

4.1 Indenture, dated as of October 24, 1995, between Starbucks Corporation and First Interstate Bank of Washington, N.A., as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-K for the Fiscal Year ended October 1, 1995, filed with the SEC on December 28, 1995)

4.2            Form of Debenture relating to the Indenture described in Exhibit
               4.3 (included in Exhibit 4.3) (incorporated herein by reference to Exhibit 4.4 to the Company's Form 10-K for the Fiscal Year ended October 1, 1995, filed with the SEC on December 28, 1995)

10.1 Starbucks Corporation Key Employee Stock Option Plan--1994 (incorporated herein by reference to Appendix A to the Company's 1994 Proxy Statement filed with the SEC on December 23, 1994)*


10.1.1 Starbucks Corporation Key Employee Stock Option Plan--1994, as amended*/**


10.2 Starbucks Corporation 1989 Stock Option Plan for Non-Employee Directors, as amended (incorporated herein by reference to Appendix B to the Company's 1994 Proxy Statement filed with the SEC on December 23, 1994)*


10.2.1 Starbucks Corporation 1989 Stock Option Plan for Non-Employee Directors, as amended*/**


10.3 Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended (incorporated herein by reference to the Company's Registration Statement No. 33-52528 on Form S-8, filed with the SEC on September 28, 1992)*


10.3.1 Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended*/**


10.4 Starbucks Corporation Employee Stock Purchase Plan -- 1995 (incorporated herein by reference to Appendix C to the Company's 1994 Proxy Statement filed with the SEC on December 23, 1994)*

10.5 Industrial Lease, dated March 31, 1989, between Starbucks Corporation, David A. Sabey and Sandra L. Sabey (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-47951 on Form S-1, filed with the SEC on May 15,
               1992)

10.6 Office Lease, dated as of July 15, 1993, between First and Utah Street Associates, L.P. and Starbucks Corporation (incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for the Fiscal Year ended October 3, 1993, filed with the SEC on December 30, 1993)

10.7 Development Agreement, dated as of February 11, 1994, between Starbucks Corporation and Host International, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company's Form 10-K for the Fiscal Year ended October 2, 1994, filed with the SEC on December 23, 1994)

10.8 Special Warranty Deed, dated March 7, 1994, between Kent North Corporate Park, as grantor and Starbucks Corporation, as grantee (incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K for the Fiscal Year ended October 2, 1994, filed with the SEC on December 23, 1994)

10.9 Agreement and Plan of Merger, dated as of April 30, 1994, among Starbucks Corporation, TCC Acquisition Corp., and The Coffee Connection, Inc. (incorporated herein by reference to Exhibit 2 to the Company's Form 10-Q for the Quarterly Period ended April 3, 1994, filed with the SEC on May 26, 1994)

10.10 Joint Venture and Partnership Agreement, dated August 10, 1994, between Pepsi-Cola Company, a division of PepsiCo, Inc., and Starbucks New Venture Company (incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the Quarterly Period ended July 3, 1994, filed with the SEC on August 16, 1994)

10.11 Lease, dated August 22, 1994, between York County Industrial Development Corporation and Starbucks Corporation (incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the Quarterly Period Ended July 2, 1995, filed with the SEC on August 15, 1995)

10.12 Credit Agreement, dated October 24, 1994, between Starbucks Corporation and Seattle-First National Bank (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-85172 on Form S-3, filed with the SEC on October 14, 1994)

10.13 Second Amendment to Office Lease, dated as of January 1, 1995, between First & Utah Street Associates, L.P. and Starbucks Corporation (incorporated herein by reference to the Company's Registration Statement No. 33-93974 on Form S-3, filed with the SEC on June 27, 1995)

10.14 Starbucks Corporation Amended and Restated Consulting/Employment Agreement with Jeffrey H. Brotman, dated as of January 14, 1995 (incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K for the Fiscal Year ended October 1, 1995, filed with the SEC on December 28, 1995)

10.15 Series B Preferred Stock Purchase Agreement dated March 31, 1995, among Starbucks Corporation, Noah's New York Bagels, Inc. and certain shareholders of Noah's New York Bagels, Inc. (incorporated herein by reference to the Company's Registration Statement No. 33-91780 on Form S-3, filed with the SEC on April 28, 1995)

10.16 Amended and Restated Investor Rights Agreement dated March 31, 1995, among Starbucks Corporation, Noah's New York Bagels, Inc. and certain shareholders of Noah's New York Bagels, Inc. (incorporated herein by reference to the Company's Registration Statement No. 33-91780 on Form S-3, filed with the SEC on April 28, 1995)

10.17 Amended and Restated Voting Rights Agreement dated March 31, 1995, among Starbucks Corporation, Noah's New York Bagels, Inc. and certain shareholders of Noah's New York Bagels, Inc. (incorporated herein by reference to the Company's Registration Statement No. 33-91780 on Form S-3, filed on April 28, 1995)

10.18 Protective Covenants Agreement dated March 31, 1995, among Starbucks Corporation, Noah's New York Bagels, Inc. and certain shareholders of Noah's New York Bagels, Inc. (incorporated herein by reference to the Company's Registration Statement No. 33-91780 on Form S-3, filed with the SEC on April 28, 1995)

10.19 Third Amendment to Office Lease, dated as of September 30, 1995, between First and Utah Street Associates, L.P. and Starbucks Corporation (incorporated herein by reference to Exhibit 10.19 to the Company's Form 10-K for the Fiscal Year ended October 1, 1995, filed with the SEC on December 28, 1995)

10.20 Amendment to Credit Agreement and Note, dated October 23, 1995 between Starbucks Corporation and Seattle-First National Bank (incorporated herein by reference to Exhibit 10.20 to the Company's Form 10-K for the Fiscal Year ended October 1, 1995, filed with the SEC on December 28, 1995)

10.21 Merger Agreement among Noah's New York Bagels, Inc. Shareholders and Certain Optionholders of Noah's New York Bagels, Inc., Einstein Brothers Bagels, Inc. and NNYB Acquisition Corporation, dated January 22, 1996 (incorporated herein by reference to Exhibit 10.21 to the Company's Form 10-Q for the Quarterly Period Ended March 31, 1996, filed with the SEC on May 15, 1996)

10.22 Amendment dated February 1, 1996, to Merger Agreement among Noah's New York Bagels, Inc., Shareholders and Certain Optionholders of Noah's New York Bagels, Inc., Einstein Brothers Bagels, Inc. and NNYB Acquisition Corporation dated January 22, 1996 (incorporated herein by reference to Exhibit 10.22 to the Company's Form 10-Q for the Quarterly Period Ended March 31, 1996, filed with the SEC on May 15, 1996)

10.23 Master Licensing Agreement between the Company and ARAMARK Food and Services Group, Inc. dated as of January 30, 1996, as amended and restated May 7, 1996 (incorporated herein by reference to Exhibit 10.23 to the Company's Form 10-Q for the Quarterly Period Ended March 31, 1996, filed with the SEC on May 15, 1996)


11             Computation of Per Share Earnings**

12             Ratio of Earnings to Fixed Charges**


13.1 Market Information. (Incorporated by reference to page 27 of the 1996 Annual Report to Shareholders (the "1996 Annual Report"))

13.2 Selected Financial Data (Incorporated by reference to Page 28 of the 1996 Annual Report.)

13.3 Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporated by reference to pages 29 through 33 of the 1996 Annual Report).

13.4 Financial Statements (Incorporated by reference to pages 34, 35, 36 and 37 of the 1996 Annual Report.)


21             Subsidiaries of the Registrant**


23             Independent Auditors' Consent

27             Financial Data Schedule

-------------


*    Management contract or compensatory plan or arrangement.

** -filed as Exhibits 10.1.1, 10.2.1, 10.3.1, 11, 12 and 21 respectively, to Form 10-K dated December 26, 1996


(b) REPORTS ON FORM 8-K No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 29, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



STARBUCKS CORPORATION


By: /s/ M. Michael Casey
    ------------------------
    M. Michael Casey
    senior vice president and
    chief financial officer


    January 31, 1997

                              STARBUCKS CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                      Balance at Beginning         Balance at End
Description                 of Year                    of Year
-----------------------------------------------------------------
Allowance for Doubtful Accounts
Fiscal Year Ended
September 29, 1996          $242,000                 $116,000

Fiscal Year Ended
October 1, 1995             $126,000                 $242,000

Fiscal Year Ended
October 2, 1994             $ 71,000                 $126,000

                                  EXHIBIT INDEX

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

10.1 Starbucks Corporation Key Employee Stock Option Plan--1994 (incorporated herein by reference to Appendix A to the Company's 1994 Proxy Statement filed with the SEC on December 23, 1994)*


10.1.1 Starbucks Corporation Key Employee Stock Option Plan--1994, as amended*/**


10.2 Starbucks Corporation 1989 Stock Option Plan for Non-Employee Directors, as amended (incorporated herein by reference to Appendix B to the Company's 1994 Proxy Statement filed with the SEC on December 23, 1994)*


10.2.1 Starbucks Corporation 1989 Stock Option Plan for Non-Employee Directors, as amended*/**

10.3 Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended (incorporated herein by reference to the Company's Registration Statement No. 33-52528 on Form S-8, filed with the SEC on September 28,
        1992)*/**

10.3.1 Starbucks Corporation 1991 Company-Wide Stock Option Plan, as amended*/**


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

        33-47951 on Form S-1, filed with the SEC on May 15, 1992)

10.6 Office Lease, dated as of July 15, 1993, between First and Utah Street Associates, L.P. and Starbucks Corporation (incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K for the Fiscal Year ended October 3, 1993, filed with the SEC on December 30, 1993)

10.7 Development Agreement, dated as of February 11, 1994, between Starbucks Corporation and Host International, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company's Form 10-K for the Fiscal Year ended October 2, 1994, filed with the SEC on December 23, 1994)

10.8 Special Warranty Deed, dated March 7, 1994, between Kent North Corporate Park, as grantor and Starbucks Corporation, as grantee (incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K for the Fiscal Year ended October 2, 1994, filed with the SEC on December 23,
        1994)

10.9 Agreement and Plan of Merger, dated as of April 30, 1994, among Starbucks Corporation, TCC Acquisition Corp., and The Coffee Connection, Inc. (incorporated herein by reference to Exhibit 2 to the Company's Form 10-Q for the Quarterly Period ended April 3, 1994, filed with the SEC on May 26, 1994)

10.10 Joint Venture and Partnership Agreement, dated August 10, 1994, between Pepsi-Cola Company, a division of PepsiCo, Inc., and Starbucks New Venture Company (incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the Quarterly Period ended July 3, 1994, filed with the SEC on August 16, 1994)

10.11 Lease, dated August 22, 1994, between York County Industrial Development Corporation and Starbucks Corporation (incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q for the Quarterly Period Ended July 2, 1995, filed with the SEC on August 15, 1995)

10.12 Credit Agreement, dated October 24, 1994, between Starbucks Corporation and Seattle-First National Bank (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-85172 on Form S-3, filed with the SEC on October 14, 1994)

10.13 Second Amendment to Office Lease, dated as of January 1, 1995, between First & Utah Street Associates, L.P. and Starbucks Corporation (incorporated herein by reference to the Company's Registration Statement No. 33-93974 on Form S-3, filed with the SEC on June 27, 1995)

10.14 Starbucks Corporation Amended and Restated Consulting/Employment Agreement with Jeffrey H. Brotman, dated as of January 14, 1995 (incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K for the Fiscal Year ended October 1, 1995, filed with the SEC on December 28, 1995)

10.15 Series B Preferred Stock Purchase Agreement dated March 31, 1995, among Starbucks Corporation, Noah's New York Bagels, Inc. and certain shareholders of Noah's New York Bagels, Inc. (incorporated herein by reference to the Company's Registration Statement No. 33-91780 on Form S-3, filed with the SEC on April 28, 1995)

10.16 Amended and Restated Investor Rights Agreement dated March 31, 1995, among Starbucks Corporation, Noah's New York Bagels, Inc. and certain shareholders of Noah's New York Bagels, Inc. (incorporated herein by reference to the Company's Registration Statement No. 33-91780 on Form S-3, filed with the SEC on April 28, 1995)

10.17 Amended and Restated Voting Rights Agreement dated March 31, 1995, among Starbucks Corporation, Noah's New York Bagels, Inc. and certain shareholders of Noah's New York Bagels, Inc. (incorporated herein by reference to the Company's Registration Statement No. 33-91780 on Form S-3, filed on April 28, 1995)

10.18 Protective Covenants Agreement dated March 31, 1995, among Starbucks Corporation, Noah's New York Bagels, Inc. and certain shareholders of Noah's New York Bagels, Inc. (incorporated herein by reference to the Company's Registration Statement No. 33-91780 on Form S-3, filed with the SEC on April 28, 1995)

10.19 Third Amendment to Office Lease, dated as of September 30, 1995, between First and Utah Street Associates, L.P. and Starbucks Corporation (incorporated herein by reference to Exhibit 10.19 to the Company's Form 10-K for the Fiscal Year ended October 1, 1995, filed with the SEC on December 28, 1995)

10.20 Amendment to Credit Agreement and Note, dated October 23, 1995 between Starbucks Corporation and Seattle-First National Bank (incorporated herein by reference to Exhibit 10.20 to the Company's Form 10-K for the Fiscal Year ended October 1, 1995, filed with the SEC on December 28,
         1995)

10.21 Merger Agreement among Noah's New York Bagels, Inc. Shareholders and Certain Optionholders of Noah's New York Bagels, Inc., Einstein Brothers Bagels, Inc. and NNYB Acquisition Corporation, dated January 22, 1996 (incorporated herein by reference to Exhibit 10.21 to the Company's Form 10-Q for the Quarterly Period Ended March 31, 1996, filed with the SEC on May 15, 1996)

10.22 Amendment dated February 1, 1996, to Merger Agreement among Noah's New York Bagels, Inc., Shareholders and Certain Optionholders of Noah's New York Bagels, Inc., Einstein Brothers Bagels, Inc. and NNYB Acquisition Corporation dated January 22, 1996 (incorporated herein by reference to Exhibit 10.22 to the Company's Form 10-Q for the Quarterly Period Ended March 31, 1996, filed with the SEC on May 15, 1996)

10.23 Master Licensing Agreement between the Company and ARAMARK Food and Services Group, Inc. dated as of January 30, 1996, as amended and restated May 7,

         1996 (incorporated herein by reference to Exhibit 10.23 to the Company's Form 10-Q for the Quarterly Period Ended March 31, 1996, filed with the SEC on May 15, 1996)


11       Computation of Per Share Earnings**

12       Ratio of Earnings to Fixed Charges**

13.1 Market Information. (Incorporated by reference to page 27 of the 1996 Annual Report to Shareholders (the "1996 Annual Report"))

13.2 Selected Financial Data (Incorporated by reference to Page 28 of the 1996 Annual Report.)

13.3 Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporated by reference to pages 29 through 33 of the 1996 Annual Report).

13.4 Financial Statements (Incorporated by reference to pages 34, 35, 36 and 37 of the 1996 Annual Report.)

21       Subsidiaries of the Registrant**


23       Independent Auditors' Consent

27       Financial Data Schedule


-------------

*  Management contract or compensatory plan or arrangement.

** -filed as Exhibits 10.1.1, 10.2.1, 10.3.1, 11, 12 and 21 respectively, to