Form 10-Q
period 1996-12-29
STARBUCKS CORPORATION
filed 1997-02-10
CIK 887557

<PAGE 1>
-----------------------------------------------------------

              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                 ----------------------------


                          FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended December 29, 1996

                              OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From ___ to ___

                Commission File Number 0-20322

                 -----------------------------


                    STARBUCKS CORPORATION
  (Exact name of registrant as specified in its charter)

        Washington                            91-1325671
State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

     2401 Utah Avenue South, Seattle, Washington   98134
  (Address of principal executive office, including zip code)

                      (206) 447-1575
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   YES [X]                                       NO [ ]

As of February 1, 1997, there were 78,033,307 shares of
the registrant's Common Stock outstanding.
--------------------------------------------------------

<PAGE 2>

                    STARBUCKS CORPORATION


                           INDEX


                PART I.  FINANCIAL INFORMATION


                                                 Page No.

Item 1.  Financial Statements. . . . . . . . . .    3


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations. . . . . . . . . . . . . .    9


                PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings. . . . . . . . . . .    12


Item 6.  Exhibits and Reports on Form 8-K.. . .    12


Signatures. . . . . . . . . . . . . . . . . . .    13


<PAGE 3>

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   STARBUCKS CORPORATION

             CONSOLIDATED STATEMENTS OF EARNINGS
          (In thousands, except earnings per share)

                                         Three Months Ended

                                     December 29,  December 31,
                                        1996         1995
                                     (13 Weeks)   (13 Weeks)
---------------------------------------------------------------
Net revenues                         $239,142     $169,537

Cost of sales and related
  occupancy costs                     115,559       86,518

Store operating expenses               70,101       47,234

Other operating expenses                7,779        5,787

Depreciation and amortization          11,476        7,555

General and administrative
  expenses                             12,920        6,639
---------------------------------------------------------------
  Operating income                     21,307       15,804

Interest and other income               3,895        2,258

Interest expense                       (1,804)      (2,250)
---------------------------------------------------------------

  Earnings before income taxes         23,398       15,812

Income taxes                            9,008        6,246
---------------------------------------------------------------

Net earnings                          $14,390       $9,566
===============================================================

Net earnings per common and
  common equivalent share -
  primary                               $0.18        $0.13
===============================================================

Net earnings per common and
  common equivalent share -
  fully diluted                         $0.18        $0.13
===============================================================

Weighted average common and
  common equivalent shares
  outstanding - primary                81,341       73,928

Weighted average common and
  common equivalent shares
  outstanding - fully diluted          88,439       79,415


    See notes to consolidated financial statements

<PAGE 4>

                   STARBUCKS CORPORATION

                CONSOLIDATED BALANCE SHEETS
           (In thousands, except share amounts)

                                  December 29,   September 29,
                                     1996           1996
---------------------------------------------------------------

ASSETS

Current assets:
  Cash and cash equivalents       $ 127,754      $ 126,215
  Short-term investments            121,522        103,221
  Accounts and notes receivable      18,356         17,621
  Inventories                        63,410         83,370
  Prepaid expenses and other
   current assets                     6,899          6,534
  Deferred income taxes, net          2,943          2,580
---------------------------------------------------------------
   Total current assets             340,884        339,541

Joint ventures and
  equity investments                  3,118          4,401
Property, plant and
  equipment, net                    394,140        369,477
Deposits and other assets            14,629         13,194
---------------------------------------------------------------

   Total                          $ 752,771      $ 726,613
===============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable               $   29,827     $   38,034
  Checks drawn in excess of
    bank balances                    23,050         16,241
  Accrued compensation and
    related costs                    15,744         15,001
  Accrued interest payable            1,212          3,004
  Other accrued expenses             29,847         26,068
  Income taxes payable                6,609          2,743
---------------------------------------------------------------
   Total current liabilities        106,289        101,091
Deferred income taxes, net            8,421          7,114
Capital lease obligation              1,411          1,728
Convertible subordinated
  debentures                        165,020        165,020

Shareholders' equity:
  Common Stock, no par value
   -- 150,000,000 shares
   authorized; 77,983,963
   and 77,583,868 shares,
   respectively, issued
   and outstanding                 366,773        361,309

  Retained earnings
   including cumulative
   translation adjustment
   of $(316) and $(776),
   respectively, and net
   unrealized holding gain on
   investments of $1,702 and
   $2,046, respectively             104,857         90,351
---------------------------------------------------------------

  Total shareholders' equity        471,630        451,660
---------------------------------------------------------------

   Total                          $ 752,771      $ 726,613
===============================================================


      See notes to consolidated financial statements

<PAGE 5>

                   STARBUCKS CORPORATION

           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands)

                                        Three Months Ended
---------------------------------------------------------------
                                    December 29,  December 31,
                                       1996         1995
                                    (13 Weeks)   (13 Weeks)
---------------------------------------------------------------
Operating activities:
  Net earnings                        $  14,390   $  9,566
  Adjustments to reconcile net
   earnings to net cash provided
   by operating activities:
     Depreciation and amortization       12,503      8,200
     Provision for store remodels
      and asset disposals                   127        592
     Deferred income taxes, net           1,159      1,249
     Equity in losses of investees        1,318        734
  Cash provided (used) by changes in
   operating assets and liabilities:
     Accounts and notes receivable         (733)       335
     Inventories                         19,976     14,580
     Prepaid expenses and other
      current assets                       (362)       973
     Accounts payable                    (8,104)    (8,177)
     Income taxes payable                 3,860      4,048
     Accrued compensation and
      related costs                         755     (3,076)
     Accrued interest payable            (1,792)     2,254
     Other accrued expenses               3,693      2,921
---------------------------------------------------------------
Net cash provided by
  operating activities                   46,790     34,199

Investing activities:
  Purchase of short-term investments    (51,442)   (49,098)
  Sale of short-term investments            882     23,595
  Maturity of short-term investments     31,700     12,499
  Investments in joint ventures             (35)    (1,500)
  Additions to property, plant
    and equipment                       (36,893)   (38,347)
  Increase in deposits and
    other assets                         (1,578)      (316)
---------------------------------------------------------------
Net cash used by investing
  activities                            (57,366)   (53,167)

Financing activities:
  Increase in cash provided by
   checks drawn in excess of
   bank balances                          6,823        927
  Proceeds from sale of
   convertible debentures                     0    165,020
  Debt issuance costs                         0     (4,019
  Proceeds from sale of common
   stock under employee stock
   purchase plan                            684        375
  Exercise of stock options               2,868        587
  Tax benefit from exercise of
   non-qualified stock options            1,912        246
  Payments on capital lease
   obligation                              (217)       (62)
 --------------------------------------------------------------
Net cash provided by financing
  activities                             12,070    163,074
---------------------------------------------------------------

Balance, carried forward                  1,494    144,106


                 (Continued on next page)


<PAGE 6>

Balance, brought forward                  1,494    144,106
Effect of exchange rate changes
  on cash and cash equivalents               45        (36)
---------------------------------------------------------------

Net increase in cash and
  cash equivalents                        1,539    144,070

Cash and cash equivalents:
  Beginning of the period               126,215     20,944
---------------------------------------------------------------

  End of the period                   $ 127,754  $ 165,014
================================================================


Supplemental cash flow information:
  Cash paid during the period for:
   Interest                           $   3,555  $      72
   Income taxes                           2,071        354

  Noncash financing and investing
    transactions:
   Net unrealized holding(loss)gain
     on investments                        (344)        28
   Conversions of convertible debt into
     common stock, net of unamortized
     issue costs and accrued interest         0        418


       See notes to consolidated financial statements


<PAGE 7>

                   STARBUCKS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the 13 Weeks Ended December 29,1996 and
                      December 31,1995
                         (UNAUDITED)


NOTE 1.  FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements as of December 29, 1996 and September 29, 1996 and for the 13-week periods ended December 29, 1996 and December 31, 1995 have been prepared by Starbucks Corporation ("Starbucks" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the 13-week periods ended December 29, 1996 and December 31, 1995 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of September 29, 1996 is derived from the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended September 29, 1996 and should be read in conjunction with such financial statements. Certain reclassifications of prior year's balances have been made to conform to the current format.

The results of operations for the 13-week period ended
December 29,1996, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September 28, 1997.

NOTE 2.  EARNINGS PER SHARE:

The computation of primary earnings per share is based on the weighted average number of shares outstanding during the period plus dilutive common stock equivalents consisting primarily of certain shares subject to stock options. The computation of fully-diluted earnings per share assumes conversion of the Company's convertible subordinated debentures using the "if converted" method, when such securities are dilutive, with net income adjusted for the after-tax interest expense and amortization of issuance costs applicable to these debentures.

NOTE 3.  INVENTORIES:

Inventories consist of the following (in thousands):

                                    December 29,  September 29,
                                       1996          1996
---------------------------------------------------------------
 Coffee:
  Unroasted                           $ 22,342   $  37,127
  Roasted                               10,930       9,753
 Other merchandise held for sale        23,661      29,518
 Packaging and other supplies            6,477       6,972
---------------------------------------------------------------
                                      $ 63,410   $  83,370
===============================================================


As of December 29, 1996, the Company had fixed price purchase commitments for green coffee totaling approximately $30 million.


<PAGE 8>

NOTE 4.  PROPERTY, PLANT, AND EQUIPMENT:


  Property, plant, and equipment consist of the following
   (in thousands):

                                    December 29,  September 29,
                                       1996          1996
---------------------------------------------------------------
  Land                              $   3,602     $  3,602
  Building                              8,338        8,338
  Leasehold improvements              275,146      255,567
  Roasting and store equipment        135,995      120,575
  Furniture, fixtures and other        45,316       38,794
---------------------------------------------------------------
                                      468,397      426,876
  Less accumulated depreciation and
    amortization                     (100,105)     (88,003)
---------------------------------------------------------------
                                      368,292      338,873
  Construction in process              25,848       30,604
---------------------------------------------------------------
                                    $ 394,140    $ 369,477
===============================================================


<PAGE 9>

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

During the 13-week period ending December 29, 1996,
Starbucks Corporation ("Starbucks" or the "Company") derived approximately 86% of net revenues from its Company-operated retail stores. The Company's specialty sales operations, which include royalties, fees and product sales to wholesale customers, licensees, and joint ventures, account for approximately 10% of net revenues. Direct response operations account for the remainder of net revenues.

The Company's fiscal year ends on the Sunday closest to September 30. Fiscal years ending on September 28, 1997 and September 29, 1996 each include 52 weeks.

Some of the following information, including anticipated store openings, planned capital expenditures, and trends in the Company's operations, are forward-looking statements which are subject to risks and uncertainties.
Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, impact of competition, availability of financing, legal proceedings, and other risks detailed herein and in the Company's Securities and Exchange Commission filings, including the Company's
Annual Report on Form 10-K/A for the year ended
September 29, 1996.

RESULTS OF OPERATIONS -- FOR THE 13 WEEKS ENDED
DECEMBER 29, 1996, COMPARED TO THE 13 WEEKS ENDED
DECEMBER 31, 1995

Revenues.  Net revenues for the 13 weeks ended December
29, 1996, increased 41% to $239.1 million from $169.5
million for the corresponding period in fiscal 1996.
Retail sales increased 41% to $205.3 million from $145.7 million, due to the opening of new retail stores combined with an increase in comparable store sales
(sales from stores open 13 months or longer) of 3% for the period. The increase in comparable store sales resulted from an increase in the number of transactions.
The Company anticipates its expansion strategy of clustering stores in existing markets, as well as increased competition and other factors, may put downward pressure on its comparable store sales growth in future periods.

During the 13 weeks ended December 29, 1996, the Company opened 93 stores and licensees opened five stores in continental North America. The Company opened stores in the new markets of Phoenix, Arizona, Salt Lake City,
Utah and Calgary, Alberta. The Company ended the period with 1,022 Company-operated stores and 80 licensed stores in continental North America.

Specialty sales revenues increased 51% to $25.0 million for the 13 weeks ended December 29, 1996, compared to $16.6 million for the corresponding period in fiscal
1996. The increase in specialty sales revenues was broad-based across many industry categories, including hotels, airlines, and multi-unit retailers. Direct response revenues increased 22% to $8.8 million for the 13 weeks ended December 29, 1996, compared to $7.2 million for the corresponding period in fiscal 1996.

Cost and Expenses. Cost of sales and related occupancy costs as a percentage of net revenues decreased to 48.3% for the 13 weeks ended December 29, 1996, compared to 51.0% for the corresponding period in fiscal 1996. This decrease was primarily the result of lower green coffee costs as a percentage of net revenues and a shift in the retail sales mix toward beverages, a higher margin product category.

Store operating expenses as a percentage of retail sales increased to 34.1% for the 13 weeks ended December 29, 1996, from 32.4% for the corresponding period in fiscal
1996. The 1.7% increase was due primarily to higher store labor and higher regional overhead costs, partially offset by lower advertising costs as a percentage of retail sales. The increase in store labor costs as a percentage of retail sales was due in part to a shift in the retail sales mix towards the more labor-intensive beverage category. The increase in regional overhead costs as a percentage of retail sales was due to higher costs associated with opening three new markets during the 13-week period ending December 29, 1996 compared with the opening of no new markets during the corresponding period in fiscal 1996.

Other operating expenses (those associated with the Company's specialty sales and direct response operations as well as the Company's share of profits and losses of its joint ventures)as a percentage of net revenues decreased to 3.3% for the 13 weeks ended
December 29, 1996, from 3.4% for the corresponding period in

<PAGE 10>

fiscal 1996. Depreciation and amortization as a percentage of net revenues increased 0.3% to 4.8% for the 13 weeks ended December 29, 1996.

General and administrative expenses as a percentage of net revenues were 5.4% for the 13 weeks ended December
29, 1996, compared to 3.9% for the same period in fiscal
1996. This increase was primarily due to higher payroll-related costs and associated administrative occupancy costs as a percentage of net revenues.

Operating Income. Operating income for the 13 weeks ended December 29, 1996 increased to $21.3 million (8.9% of net revenues) from $15.8 million (9.3% of net revenues) for the corresponding period in fiscal 1996.
Operating income as a percentage of net revenues decreased due to higher general and administrative and store operating expenses as a percentage of net revenues, partially offset by lower cost of goods sold and related occupancy costs as a percentage of net revenues.

Interest and Other Income. Interest and other income for the 13 weeks ended December 29, 1996 was $3.9 million compared to $2.3 million for the corresponding period in fiscal 1996. The increase was due primarily to higher average investment balances.

Interest Expense.  Interest expense for the 13 weeks ended
December 29, 1996 was $1.8 million compared to $2.3 million for the corresponding period in fiscal 1996. The decrease was due primarily to the conversion of the Company's 4-1/2%
Convertible Subordinated Debentures due 2003 to equity during the third quarter of fiscal 1996.

Income Taxes. The Company's effective tax rate for the 13 weeks ended December 29, 1996 was 38.5% compared to 39.5% for the corresponding period in fiscal 1996. The decrease was due primarily to changes in state tax allocation and apportionment factors as well as the implementation of tax-saving strategies. Management expects the effective tax rate may increase as the Company expands activities in higher tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $249.3 million in total cash and short-term investments and working capital of $234.6 million. Cash provided by operating activities totaled $46.8 million and resulted primarily from net income before non-cash charges of $29.5 million and a $20.0 million reduction in inventories.

Cash provided from financing activities for the first 13 weeks of fiscal 1997 totaled $12.1 million and included an increase in cash provided by checks drawn in excess of bank balances, the exercise of employee stock options and the related income tax benefit available to the Company upon exercise of such options, and cash generated from the Company's employee stock purchase plan. As options granted under the Company's stock option plans vest, the Company will continue to receive proceeds and a tax deduction as a result of option exercises; however, neither the amounts nor the timing thereof can be predicted.

Cash used by investing activities for the first 13 weeks of fiscal 1997 totaled $57.4 million. This included capital additions to property, plant, and equipment of $36.9 million related to opening 93 new Company-operated retail stores, remodeling certain existing stores, purchasing roasting and packaging equipment for the Company's roasting and distribution facilities, enhancing information systems, and expanding existing office space. The Company invested excess cash in short-term investment-grade marketable debt securities.

Future cash requirements, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company also anticipates remodeling certain existing stores and incurring additional expenditures for enhancing its production capacity and information systems. While there can be no assurance that current expectations will be realized, and plans are subject to change upon further review, management expects capital expenditures for the remainder of fiscal
1997 to be approximately $135 million.

Although the Company had minimal cash requirements for its joint ventures during the first 13 weeks of fiscal
1997, the Company currently anticipates additional cash requirements of approximately $30 million for its domestic joint ventures and international expansion during the remainder of fiscal
1997. In addition, under the


<PAGE 11>

terms of the Company's corporate office lease, the Company has agreed to provide financing to the building owner to be used exclusively for facilities and leasehold development costs to accommodate the Company.
During the first 13 weeks of fiscal 1997, the Company provided approximately $1.2 million under this agreement, bringing the total amount outstanding under this agreement to $5.8 million as of December 29, 1996.
During the remainder of fiscal 1997, the Company intends to provide additional funds of approximately $2.8 million under this agreement. The maximum amount available under the agreement is $17 million. Any funds advanced by the Company will be repaid with interest over a term not to exceed 20 years.

Management believes that existing cash and investments plus cash generated from operations should be sufficient to finance capital requirements for its core businesses through fiscal 1997. Any new joint ventures, other new business opportunities, or store expansion rates substantially in excess of that presently planned may require outside funding.

COFFEE PRICES, AVAILABILITY, AND GENERAL RISK CONDITIONS

Green coffee commodity prices are subject to substantial price fluctuations, generally a result of reports of adverse growing conditions in certain coffee-producing countries or other supply-related concerns. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the International Coffee Organization and the Association of
Coffee Producing Countries, which have historically attempted to influence commodity prices of green coffee through agreement establishing export quotas or restricting coffee supplies worldwide. As a result of Brazilian frosts during 1994 and the ensuing green coffee commodity price increases, the Company had acquired higher cost coffees which negatively impacted gross margins during fiscal 1996. As of December 29, 1996, the Company had sold most of these higher-cost coffees.

The Company enters into fixed price purchase commitments in order to secure an adequate supply of quality green coffee and fix costs for future periods. As of December
29, 1996 the Company had approximately $30 million in fixed price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee for a substantial portion of fiscal 1997. The Company believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.

In addition to fluctuating coffee prices, management believes that the Company's future results of operations and earnings could be significantly impacted by other factors such as increased competition within the specialty coffee industry, the Company's ability to find optimal store locations at favorable lease rates, the increased costs associated with opening and operating retail stores in new markets, the Company's continued ability to hire, train and retain qualified personnel, and the Company's ability to obtain adequate capital to finance its planned expansion.

Due to the factors noted above, the Company's future earnings and the prices of the Company's securities may be subject to volatility. There can be no assurance that the Company will continue to generate increases in net revenues and net earnings, or growth in comparable store sales. Any variance in the factors noted above, or other areas, from what is expected by investors could have an immediate and adverse effect on the trading prices of the Company's securities.

SEASONALITY AND QUARTERLY RESULTS

The Company's business is subject to seasonal fluctuations. Significant portions of the Company's net revenues and profits are realized during the first quarter of the Company's fiscal year, which includes the December holiday season. Quarterly results are affected by the timing of the opening of new stores, and the Company's rapid growth may conceal the impact of other seasonal influences. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.


<PAGE 12>

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding that the Company believes would have a material adverse effect on the financial position or results of operations of the Company.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.   Description

             11        Statement re: computation of per share
                         earnings

             27        Financial data schedule

(b)      Forms 8-K:

         No reports on Form 8-K were filed by the Company during the 13-week period ended December 29, 1996


<PAGE 13>

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   STARBUCKS CORPORATION



Dated:  February 10, 1997    By:  /s/ Michael Casey
                             ----------------------
                             Michael Casey
                             senior vice president and
                             and chief financial officer

                             Signing on behalf of the
                             registrant and as principal
                             financial officer


<PAGE 14>

                    STARBUCKS CORPORATION
                    ---------------------
           EXHIBIT 11 - COMPUTATION OF PER SHARE EARNINGS
             (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                        Three Months Ended

                                  December 29,   December 31,
                                     1996           1995
                                   (13 Weeks)     (13 Weeks)
---------------------------------------------------------------
NET EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE CALCULATION - PRIMARY:
---------------------------------------------------------------
 Net earnings                      $14,390          $9,566
===============================================================

 Weighted average shares outstanding calculation - primary:

  Weighted average number of
   common shares outstanding        77,725          71,115
  Dilutive effect of outstanding
   common stock options              3,616           2,813
---------------------------------------------------------------
 Weighted average common and
  common equivalent shares -
  primary                           81,341          73,928
===============================================================

 Net earnings per common and common
  equivalent share - primary        $ 0.18          $ 0.13
===============================================================

NET EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE CALCULATION -
 FULLY DILUTED

Net earnings calculation:
 Net earnings                      $14,390          $9,566
 Add after tax interest expense
  on debentures                      1,075             547
 Add after tax amortization
  of issuance costs related to
    debentures                          89              39
---------------------------------------------------------------
 Net earnings -
  fully diluted                    $15,554         $10,152
===============================================================

Weighted average shares outstanding calculation - fully diluted:

 Weighted average number of
  common shares outstanding         77,725          71,115
  Dilutive effect of outstanding
   common stock options              3,616           2,943
  Assuming conversion of
    debentures                       7,098           5,357
---------------------------------------------------------------
 Weighted average common and
  common equivalent shares
  outstanding - fully diluted       88,439          79,415
===============================================================

 Net earnings per common and
  common equivalent share -
  fully diluted                     $ 0.18          $ 0.13
===============================================================

