Form 10-K/A
period 1996-09-29
STARBUCKS CORPORATION
filed 1997-04-24
CIK 887557

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

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters


The information required by this item is incorporated herein by reference to the Company's 1996 Annual Report to Shareholders, and is filed herein by reference to Exhibit 13.1 to the Company's Form 10-K/A for the fiscal year ended
September 29, 1996 filed with the SEC on February 4, 1997.


Item 6.  Selected Financial Data

The information required by this item is incorporated herein by reference to the Company's 1996 Annual Report to Shareholders, and is filed herein by reference to Exhibit 13.2 to the Company's Form 10-K/A for the fiscal year ended
September 29, 1996 filed with the SEC on February 4, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The information required by this item is incorporated herein by reference to the Company's 1996 Annual Report to Shareholders, and is filed herein by reference to Exhibit 13.3 to the Company's Form 10-K/A for the fiscal year ended
September 29, 1996 filed with the SEC on February 4, 1997.


Item 8.  Financial Statements and Supplementary Data


The information required by this item is incorporated herein by reference to the Company's 1996 Annual Report to Shareholders, and is filed herein as Exhibits
13.5 and 13.6 and by reference to Exhibit 13.4 to the Company's Form 10-K/A for the fiscal year ended September 29, 1996 filed with the SEC on February 4, 1997.


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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  The following documents are filed as a part of this report on Form
          10-K:

          1.  Financial Statements.

The Company's consolidated financial statements to be included in Part II, Item 8, are incorporated herein by reference to the Company's 1996 Annual Report to Shareholders, a copy of which accompanies this report on Form 10-K, and is filed herein as Exhibits 13.5 and 13.6 and by reference to Exhibit 13.4 to the Company's Form 10-K/A for the fiscal year ended September 29, 1996 filed with the SEC on February 4, 1997.

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


12             Ratio of Earnings to Fixed Charges


13.1           Market Information. (Incorporated herein by reference to Exhibit
               13.1 to the Company's Form 10-K/A for the fiscal year ended September 29, 1996 filed with the SEC on February 4, 1997).


13.2           Selected Financial Data (Incorporated herein by reference to
               Exhibit 13.2 to the Company's Form 10-K/A for the fiscal year ended September 29, 1996 filed with the SEC on February 4, 1997).


13.3 Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporated herein by reference to Exhibit 13.3 to the Company's Form 10-K/A for the fiscal year ended September 29, 1996 filed with the SEC on February 4, 1997).

13.4           Financial Statements (Incorporated herein by reference to Exhibit
               13.4 to the Company's Form 10-K/A for the fiscal year ended September 29, 1996 filed with the SEC on February 4, 1997).

13.5           Independent Auditors' Report on financial statement


13.6           Letter on Management's Responsibility for Financial Reporting


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


12       Ratio of Earnings to Fixed Charges


13.1 Market Information. (Incorporated herein by reference to Exhibit 13.1 to the Company's Form 10-K/A for the fiscal year ended September 29, 1996 filed with the SEC on February 4, 1997)


13.2     Selected Financial Data (Incorporated herein by reference to Exhibit
         13.2 to the Company's Form 10-K/A for the fiscal year ended September 29, 1996 filed with the SEC on February 4, 1997)


13.3 Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporated herein by reference to Exhibit 13.3 to the Company's Form 10-K/A for the fiscal year ended September 29, 1996 filed with the SEC on February 4, 1997)


13.4 Financial Statements (Incorporated herein by reference to Exhibit 13.4 to the Company's Form 10-K/A for the fiscal year ended September 29, 1996 filed with the SEC on February 4, 1997)


13.5     Independent Auditors' Report on financial statement


13.6     Letter on Management's Responsibility for Financial Reporting


21       Subsidiaries of the Registrant


23       Independent Auditors' Consent

27       Financial Data Schedule


-------------

*  Management contract or compensatory plan or arrangement.