Form 10-Q
period 1997-03-30
STARBUCKS CORPORATION
filed 1997-05-13
CIK 887557

<PAGE 1>

-------------------------------------------------------------


                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                   ----------------------------

                           FORM 10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 30, 1997

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

   YES [X]                                     NO [ ]

As of May 1, 1997, there were 78,349,612 shares of the
registrant's Common Stock outstanding.
--------------------------------------------------------------------


<PAGE 2>

                     STARBUCKS CORPORATION



                              INDEX



                  PART I.  FINANCIAL INFORMATION




                                                             Page No.

Item 1.  Financial Statements. . . . . . . . . . . . . . . . .    3



Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations. .  .   9





                  PART II.  OTHER INFORMATION




Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .    13

Item 4.  Submission of Matters to a Vote of Security Holders     13

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .   13



Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .    14


<PAGE 3>

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            STARBUCKS CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except earnings per share)

                                Three Months Ended      Six Months Ended

                              March 30,   March 31,   March 30,   March 31,
                                1997        1996        1997        1996
                             (13 Weeks)  (13 Weeks)  (26 Weeks)  (26 Weeks)
--------------------------------------------------------------------------
Net revenues                   $214,915   $153,609    $454,057   $323,145

Cost of sales and related
  occupancy costs                99,149     76,938     214,705    163,456

Store operating expenses         69,226     47,002     139,327     94,237

Other operating expenses          6,931      3,788      14,713      9,575

Depreciation and amortization    12,381      8,606      23,856     16,161

General and administrative
  expenses                       13,236      9,720      26,157     16,358
-------------------------------------------------------------------------

  Operating income               13,992      7,555      35,299     23,358

Interest and other income         3,520      2,857       7,415      5,116

Gain on sale of investment            0      9,201           0      9,201

Interest expense                 (1,834)    (2,709)     (3,638)    (4,959)
-------------------------------------------------------------------------

  Earnings before income taxes   15,678     16,904      39,076     32,716

Income taxes                      6,035      6,513      15,043     12,759
-------------------------------------------------------------------------

Net earnings                     $9,643    $10,391     $24,033    $19,957
=========================================================================

Net earnings per common and
  common equivalent share -
  primary                         $0.12      $0.14       $0.30      $0.27
=========================================================================

Net earnings per common and
  common equivalent share -
  fully diluted                   $0.12      $0.14       $0.30      $0.27
=========================================================================

Weighted average common and
  common equivalent shares
  outstanding - primary          81,306     73,680      81,316     73,794


Weighted average common and
  common equivalent shares
  outstanding - fully diluted    88,404     79,760      88,421    79,740


                See notes to consolidated financial statements


<PAGE 4>

                            STARBUCKS CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)
                                              March 30,    September 29,
                                                1997          1996
------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                  $   90,813     $126,215
  Short-term investments                        122,026      103,221
  Accounts and notes receivable                  21,378       17,621
  Inventories                                    81,414       83,370
  Prepaid expenses and other
   current assets                                 8,211        6,534
  Deferred income taxes, net                      3,707        2,580
----------------------------------------------------------------------
   Total current assets                         327,549      339,541

Joint ventures and equity investments            13,806        4,401
Property, plant and equipment, net              413,955      369,477
Deposits and other assets                        15,557       13,194
----------------------------------------------------------------------

   Total                                     $  770,867     $726,613
======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $   40,997     $38,034
  Checks drawn in excess of bank balances        19,788      16,241
  Accrued compensation and related costs         19,202      15,001
  Other accrued expenses                         29,717      29,072
  Income taxes payable                            1,743       2,743
----------------------------------------------------------------------
   Total current liabilities                    111,447     101,091
Deferred income taxes, net                        8,602       7,114
Capital lease and other obligations               1,522       1,728
Convertible subordinated debentures             165,020     165,020

Shareholders' equity:
  Common stock, no par value -- 150,000,000
   shares authorized; 78,266,991 and
   77,583,868 shares, respectively,
   issued and outstanding                       370,978     361,309
  Retained earnings including
   cumulative translation adjustment
   of $(818) and $(776), respectively,
   and net unrealized holding gain
   on investments of $1,002 and $2,046,
   respectively                                 113,298      90,351
----------------------------------------------------------------------

  Total shareholders' equity                    484,276     451,660
----------------------------------------------------------------------

   Total                                    $   770,867    $726,613
======================================================================


                 See notes to consolidated financial statements


<PAGE 5>

                            STARBUCKS CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                   Six Months Ended
----------------------------------------------------------------------
                                                 March 30,  March31,
                                                   1997       1996
                                                (26 Weeks) (26 Weeks)
----------------------------------------------------------------------
Operating activities:
  Net earnings                                  $  24,033    $19,957
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                 26,583     17,647
     Deferred income taxes, net                     1,015      1,534
     Equity in losses of investees                  2,176        550
     Gain on sale of equity investment                  0     (9,201)
  Cash provided/(used) by changes in
   operating assets and liabilities:
     Accounts and notes receivable                 (3,757)    (1,962)
     Inventories                                    1,955     32,833
     Prepaid expenses and other
      current assets                               (1,677)       289
     Accounts payable                               2,953     (9,000)
     Income taxes payable                            (999)     1,031
     Accrued compensation and
      related costs                                 4,200     (2,193)
     Other accrued expenses                           199      5,790
-----------------------------------------------------------------------
Net cash provided by operating activities          56,681     57,275

Investing activities:
  Purchase of short-term investments             (107,010)   (89,930)
  Maturity of short-term investments               76,760      3,488
  Sale of short-term investments                    9,747     35,966
  Investments in joint ventures and
   equity securities                              (11,581)    (4,040)
  Proceeds from sale of equity investments              0     20,535
  Additions to property, plant
   and equipment                                  (69,569)   (75,451)
  Increase in deposits and other assets            (3,116)      (638)
----------------------------------------------------------------------
Net cash used by investing activities            (104,769)  (110,070)

Financing activities:
  Increase/(decrease) in cash provided by
   checks drawn in excess of bank balances          3,546     (1,473)
  Proceeds from sale of convertible
   debentures                                           0    165,020
  Debt issuance costs                                   0     (4,040)
  Proceeds from sale of common stock
   under employee stock purchase plan                 684        768
  Exercise of stock options                         5,388      1,935
  Tax benefit from exercise of non-qualified
   stock options                                    3,597        921
  Payments on capital lease and
   other obligations                                 (525)      (125)
----------------------------------------------------------------------
Net cash provided by financing activities          12,690    163,006
----------------------------------------------------------------------

Balance, carried forward                          (35,398)   110,211



                          (Continued on next page)


<PAGE 6>

Balance, brought forward                          (35,398)   110,211
Effect of exchange rate changes
  on cash and cash equivalents                         (4)       (26)
---------------------------------------------------------------------

Net (decrease)/increase in cash and               (35,402)   110,185
  cash equivalents
Cash and cash equivalents:
  Beginning of the period                         126,215     20,944
---------------------------------------------------------------------

  End of the period                              $ 90,813   $131,129
=====================================================================



Supplemental cash flow information:
  Cash paid during the period for:
   Interest                                    $    3,614   $ 1,895
   Income taxes                                    11,259     8,608

  Noncash financing and investing transactions:
   Obligation incurred on fixed asset addition        764        0
   Net unrealized holding gain on investments       1,044      113
   Conversion of convertible debt into
     common stock, net of unamortized
     issue costs                                        0      426


               See notes to consolidated financial statements


<PAGE 7>

                         STARBUCKS CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the 13 Weeks and 26 Weeks Ended March 30,1997 and
                             March 31, 1996
                              (UNAUDITED)



NOTE 1.  FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements as of March 30, 1997 and September 29, 1996 and for the 13-week and 26-week periods ended March 30, 1997 and March 31, 1996 have been prepared by Starbucks Corporation
("Starbucks" or the "Company") pursuant to the rules and regulations of the Securities and Exchange
Commission (the "SEC"). The financial information for the 13-week and 26-week periods ended March 30, 1997 and March 31, 1996 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of September 29, 1996, is derived from the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders incorporated by reference in the Company's
Annual Report on Form 10-K/A for the year ended
September 29, 1996, and should be read in conjunction with such financial statements. Certain reclassifications of prior year's balances have been made to conform to the current format.

The results of operations for the 13-week and 26-week periods ended March 30, 1997, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending September
28, 1997.

NOTE 2.  EARNINGS PER SHARE:

The computation of primary earnings per share is based on the weighted average number of shares outstanding during the period plus dilutive common stock equivalents consisting primarily of certain shares subject to stock options. The computation of fully diluted earnings per share assumes conversion of the Company's convertible subordinated debentures using the "if converted" method, when such securities are dilutive, with net income adjusted for the after-tax interest expense and amortization of issuance costs applicable to these debentures. See Note 5 for discussion of Statement of Financial Accounting
Standards No. 128, "Earnings Per Share."


NOTE 3.  INVENTORIES:

Inventories consist of the following (in thousands):

                                         March 30,    September 29,
                                           1997           1996
-------------------------------------------------------------------
 Coffee:
  Unroasted                              $  41,546       $  37,127
  Roasted                                    8,453           9,753
 Other merchandise held for sale            25,753          29,518
 Packaging and other supplies                5,662           6,972
------------------------------------------------------------------

                                         $  81,414       $  83,370
==================================================================

As of March 30, 1997, the Company had fixed price purchase commitments for green coffee totaling approximately $81.5 million.


<PAGE 8>

NOTE 4.  PROPERTY, PLANT, AND EQUIPMENT:
  Property, plant, and equipment consist of the following
   (in thousands):

                                         March 30,    September 29,
                                           1997           1996
-------------------------------------------------------------------
  Land                                   $   3,602        $  3,602
  Building                                   8,338           8,338
  Leasehold improvements                   301,660         255,567
  Roasting and store equipment             145,310         120,575
  Furniture, fixtures and other             49,832          38,794
------------------------------------------------------------------
                                           508,742         426,876
  Less accumulated depreciation
  and amortization                        (113,319)        (88,003)
------------------------------------------------------------------
                                           395,423         338,873
  Construction in process                   18,532          30,604
------------------------------------------------------------------
                                         $ 413,955       $ 369,477
==================================================================

NOTE 5.  NEW ACCOUNTING STANDARD:

In February 1997, the Financial Accounting Standards
Board issued Statement of Financial Accounting
Standards No. 128, "Earnings Per Share." This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share
(EPS) and will supersede APB Opinion 15. The new standard modifies the calculation of earnings per share by replacing the computation of "Primary EPS" with "Basic EPS" which excludes the dilutive effect of common stock equivalents. Additionally, the standard replaces "Fully Diluted EPS" with "Diluted EPS." The calculation of common stock equivalents using the treasury stock method is modified under Diluted EPS to always utilize an average share price during the period as compared to the APB Opinion 15 method which utilizes the higher of average or ending stock price. The standard becomes effective for financial statements for both interim and annual periods ending after December
15, 1997. Early application is not permitted; however, an entity is permitted to disclose pro forma EPS computed using this standard in periods prior to required adoption. Based on this new standard, earnings per share for the 13- and 26- week periods ending March 30, 1997 and March 31, 1996 would be as follows:

Pro forma earnings per share under FAS 128:

                             March 30,     March 31,   March 30,  March 31,
                               1997          1996       1997        1996
                            (13 Weeks)    (13 Weeks)  (26 Weeks) (26 Weeks)
===========================================================================
 Basic Earnings per share     $ 0.12        $ 0.15      $ 0.31     $ 0.28
===========================================================================
 Diluted Earnings per share   $ 0.12        $ 0.14      $ 0.30     $ 0.27
===========================================================================

<PAGE 9>

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

During the 26-week period ending March 30, 1997,
Starbucks Corporation ("Starbucks" or the "Company") derived approximately 86% of net revenues from its Company-operated retail stores. The Company's specialty sales operations, which include product sales to and royalties and fees from wholesale customers, licensees, and joint ventures, accounted for approximately 11% of net revenues. Direct response operations accounted for the remainder of net revenues.

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

RESULTS OF OPERATIONS -- FOR THE 13 WEEKS ENDED MARCH
30, 1997, COMPARED TO THE 13 WEEKS ENDED MARCH 31, 1996

Revenues.  Net revenues for the 13 weeks ended March
30, 1997, increased 40% to $214.9 million from $153.6
million for the corresponding period in fiscal 1996.

Retail sales increased 40% to $185.1 million from $132.3 million due to the opening of new retail stores combined with an increase in comparable store sales
(sales from stores open 13 months or longer) of 5% for the period. The increase in comparable store sales resulted primarily from an increase in the number of transactions. The Company anticipates its expansion strategy of clustering stores in existing markets, as well as increased competition and other factors, may continue to put downward pressure on its comparable store sales growth in future periods. During the 13 weeks ended March 30, 1997, the Company opened 72 stores in continental North America, including stores in the major new markets of Miami, Florida and Detroit, Michigan. The Company ended the period with 1,094
Company-operated stores in continental North America.

Specialty sales revenues increased 41% to $25.5 million for the 13 weeks ended March 30, 1997, compared to $18.0 million for the corresponding period in fiscal
1996. Increased sales to joint ventures, a chain of membership warehouse clubs, office coffee distributors, and business dining accounts made up the majority of the increase in revenues. During the 13 weeks ended
March 30, 1997, licensees (including those in which the Company is a joint venture partner) opened three stores in continental North America and three stores in the Pacific Rim. The Company ended the period with 83 licensed stores in continental North America and eight licensed stores in the Pacific Rim.

Direct response sales increased 33% to $4.4 million for the 13 weeks ended March 30, 1997, compared to $3.3 million for the corresponding period in fiscal 1996.

Cost and Expenses. Cost of sales and related occupancy costs as a percentage of net revenues decreased to 46.1% for the 13 weeks ended March 30, 1997, from 50.1% for the corresponding fiscal 1996 period. This decrease as a percentage of net revenues was primarily the result of lower green coffee costs.

Store operating expenses as a percentage of retail sales increased to 37.4% for the 13 weeks ended March
30, 1997, from 35.5% for the corresponding period in fiscal 1996. The 1.9% increase was due primarily to higher store labor and higher advertising expenses as a percentage of retail sales.

Other operating expenses (those associated with the Company's specialty sales and direct response operations as well as the Company's share of profits and losses of its joint ventures) increased to 3.2% of net revenues for the 13 weeks ended March 30, 1997, from 2.5% for the corresponding period in fiscal 1996.
The increase was attributable primarily to an increase in the Company's share of joint venture losses during the period compared with the same period in fiscal
1996.


<PAGE 10>

Depreciation and amortization as a percentage of net revenues increased 0.2% to 5.8% for the 13 weeks ended
March 30, 1997. General and administrative expenses as a percentage of net revenues were 6.2% for the 13 weeks ended March 30, 1997, compared to 6.3% for the same period in fiscal 1996.

Interest and other income for the 13 weeks ended March
30, 1997 was $3.5 million compared to $2.9 million for the corresponding period in fiscal 1996. The increase in interest and other income is due to gains on sale of investments, higher interest rates and higher average investment balances. Interest expense for the 13 weeks ended March 30, 1997 was $1.8 million compared to $2.7 million for the corresponding period in fiscal 1996.
The decrease was due primarily to the conversion of the Company's 4-1/2% Convertible Subordinated Debentures due 2003 to equity during the third quarter of fiscal
1996.

Income Taxes. The Company's effective tax rate for the 13 weeks ended March 30, 1997 was 38.5% which was unchanged from the corresponding period in fiscal 1996.

RESULTS OF OPERATIONS -- FOR THE 26 WEEKS ENDED MARCH
30, 1997, COMPARED TO THE 26 WEEKS ENDED MARCH 31, 1996

Revenues.  Net revenues for the 26 weeks ended March
30, 1997, increased 41% to $454.1 million from $323.1
million for the corresponding period in fiscal 1996.

Retail sales increased 40% to $390.4 million from $278.0 million, due to the opening of new retail stores combined with an increase in comparable store sales of 4% for the period. The increase in comparable store sales resulted primarily from an increase in the number of transactions. During the 26 weeks ended March 30, 1997, the Company opened 165 stores in continental
North America, including stores in the major new markets of Phoenix, Arizona; Miami, Florida; and
Detroit, Michigan.

Specialty sales revenues increased 46% to $50.5 million for the 26 weeks ended March 30, 1997, compared to $34.6 million for the corresponding period in fiscal
1996. Increased sales to joint ventures, a chain of membership warehouse clubs, office coffee distributors, and hotels accounted for the majority of the increase in revenues. During the 26 weeks ended March 30, 1997, licensees (including those in which the Company is a joint venture partner) opened eight stores in continental North America and six stores in the Pacific
Rim.

Direct response sales increased 25% to $13.1 million for the 26 weeks ended March 30, 1997, compared to $10.5 million for the corresponding period in fiscal
1996.

Costs and Expenses. Cost of sales and related occupancy costs as a percentage of net revenues decreased to 47.3% for the 26 weeks ended March 30, 1997, from 50.6% for the corresponding period in fiscal
1996. This decrease was primarily the result of lower green coffee costs as a percentage of net revenues.

Store operating expenses as a percentage of retail sales increased to 35.7% from 33.9% for the corresponding period in fiscal 1996. The 1.8% of retail sales increase reflects higher payroll-related expenses and regional overhead costs as a percentage of retail sales. Regional overhead costs increased as a percentage of retail sales due primarily to costs incurred in conjunction with opening eight new markets during the first six months of fiscal 1997, as compared to two new market openings during the comparable period in fiscal 1996.

Other operating expenses as a percentage of net revenues increased to 3.2% for the 26 weeks ended March
30, 1997, from 3.0% for the corresponding period in fiscal 1996. Consistent with second quarter results, the increase was attributable primarily to an increase in the Company's share of joint venture losses during the period compared with the same period in fiscal
1996.

Depreciation and amortization as a percentage of net revenues increased 0.3% to 5.3% for the 26 weeks ended
March 30, 1997. General and administrative expenses as a percentage of net revenues were 5.8% for the 26 weeks ended March 30, 1997, compared to 5.1% for the same period in fiscal 1996. This increase as a percentage of net revenues was due primarily to higher payroll-related costs, which were tightly constrained during the corresponding period in fiscal 1996.


<PAGE 11>

Interest income for the 26 weeks ended March 30, 1997 was $7.4 million compared to $5.1 million for the corresponding period in 1996. The increase in interest and other income was due primarily to higher average investment balances and gains on sale of investments.
Interest expense for the 26 weeks ended March 30, 1997 was $3.6 million compared to $5.0 million for the corresponding period in fiscal 1996. The decrease was due primarily to the conversion of the Company's 4-1/2%
Convertible Subordinated Debentures due 2003 to equity during the third quarter of fiscal 1996.

Income Taxes. The Company's effective tax rate for the 26 weeks ended March 30, 1997 was 38.5% compared to 39% for the corresponding period in fiscal 1996. This decrease is due primarily to changes in state tax allocation and apportionment factors as well as tax-saving strategies. Management expects the effective tax rate may increase as the Company expands activities in higher tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $212.8 million in total cash and investments and working capital of $216.1 million. Cash provided by operating activities totaled $56.7 million for the first 26 weeks of fiscal
1997 resulting primarily from net earnings before non-cash charges of $53.8 million.

Cash provided from financing activities for the first
26 weeks of fiscal 1997 totaled $12.7 million. The exercise of employee stock options and the related income tax benefit available to the Company upon exercise of these options provided approximately $9.0 million. An increase in checks drawn in excess of bank balances provided an additional $3.5 million.

Cash used by investing activities for the first 26 weeks of fiscal 1997 totaled $104.8 million. This included capital additions to property, plant and equipment of $69.6 million related to opening 165 new
Company-operated stores, remodeling certain existing stores, purchasing roasting and packaging equipment, enhancing existing information systems, and expanding existing office space. The Company invested excess cash in short-term investment-grade marketable debt securities.

Future cash requirements, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company also anticipates remodeling certain existing stores and incurring additional expenditures for enhancing its production capacity and information systems. While there can be no assurance that current expectations will be realized and plans are subject to change upon further review, management expects capital expenditures for the remainder of fiscal 1997 to be approximately $100 million.

During the first 26 weeks of fiscal 1997, the Company invested $11.6 million in its joint ventures and currently anticipates additional cash requirements of approximately $18 million for its domestic joint ventures and international expansion during the remainder of fiscal 1997. In addition, under the terms of the Company's corporate office lease, the Company has agreed to provide financing to the building owner to be used exclusively for facilities and leasehold development costs to accommodate the Company. During the first 26 weeks of fiscal 1997, the Company provided approximately $1.5 million under this agreement, bringing the total amount outstanding under this agreement to $6.0 million as of March 30, 1997. The maximum amount available under the agreement is $17 million. Any funds advanced by the Company will be repaid with interest over a term not to exceed 20 years.

Management believes that the existing cash and investments plus cash generated from operations should be sufficient to finance capital requirements for its core businesses for fiscal 1997 and into fiscal 1998.
Any new joint ventures, other new business opportunities, or store expansion rates substantially in excess of that presently planned may require additional debt or equity financing.

COFFEE PRICES AND AVAILABILITY AND GENERAL RISK CONDITIONS

Green coffee commodity prices are subject to substantial price fluctuations, generally a result of reports of adverse growing conditions in certain coffee-producing countries. During the first six months of fiscal 1997, worldwide green coffee commodity prices have increased significantly. As discussed below, the Company believes it has an adequate supply of green coffee. In March 1997, the Company effected a sales price increase on its whole bean coffees and most of its coffee beverages to mitigate the effects of increases in its costs of supply.


<PAGE 12>

The Company enters into fixed price purchase commitments in order to secure an adequate supply of quality green coffee and establish firm prices for future periods. As of March 30, 1997, the Company had approximately $81.5 million in fixed price purchase commitments which, together with existing inventory, management believes will provide an adequate supply of green coffee for the remainder of fiscal 1997 and into fiscal 1998. Based on relationships established with its suppliers in the past, management believes the risk of non-delivery on such purchase commitments is remote.

In addition to fluctuating coffee prices, the Company's future results of operations and earnings could be significantly impacted by other factors such as increased competition within the specialty coffee industry, the Company's ability to find optimal store locations at favorable lease rates, the increased costs associated with opening and operating retail stores in new markets, the Company's continued ability to hire, train and retain qualified personnel, and the Company's ability to obtain adequate capital to finance its planned expansion.

Due to the factors noted above, the Company's future earnings and the prices of the Company's securities may be subject to volatility. There can be no assurance that the Company will continue to generate increases in net revenues and net earnings, or growth in comparable store sales. Any variance in the factors noted above, or other areas, from what is expected by investors could have an immediate and adverse effect on the trading price of the Company's securities.


SEASONALITY AND QUARTERLY RESULTS

The Company's business is subject to seasonal fluctuations. Significant portions of the Company's net revenues and profits are realized during the first quarter of the Company's fiscal year which includes the December holiday season. Quarterly results are affected by the timing of the opening of new stores, and the Company's rapid growth may conceal the impact of seasonal influences. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards
Board issued Statement of Financial Accounting
Standards No. 128, "Earnings Per Share." This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share
(EPS) and will supersede APB Opinion 15. The new standard modifies the calculation of earnings per share by replacing the computation of "Primary EPS" with "Basic EPS" which excludes the dilutive effect of common stock equivalents. Additionally, the standard replaces "Fully Diluted EPS" with "Diluted EPS." The calculation of common stock equivalents using the treasury stock method is modified under Diluted EPS to always utilize an average share price during the period as compared to the APB Opinion 15 method which utilizes the higher of average or ending stock price. The standard becomes effective for financial statements for both interim and annual periods ending after December
15, 1997. Early application is not permitted; however, an entity is permitted to disclose pro forma EPS computed using this standard in periods prior to required adoption. Based on this new standard, earnings per share for the 13- and 26- week periods ending March 30, 1997 and March 31, 1996 would be as follows:

Pro forma earnings per share under FAS 128:

                           March 30,      March 31,   March 30,   March 31,
                             1997           1996        1997        1996
                          (13 Weeks)     (13 Weeks)  (26 Weeks)  (26 Weeks)
===========================================================================
 Basic Earnings per share   $ 0.12         $ 0.15      $ 0.31      $ 0.28
===========================================================================
 Diluted Earnings per share $ 0.12         $ 0.14      $ 0.30      $ 0.27
===========================================================================

Refer to Exhibit 11 for Primary and Fully Diluted EPS as reported.

<PAGE 13>

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding that the Company believes would have a material adverse effect on the financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on March 6, 1997 for the purposes of electing two directors to serve until the annual meeting for the 1999 fiscal year; approving a proposal to increase by 7,025,000 the number of shares reserved for issuance under the Company's Key Employee Stock Option Plan-
1994; approving the material terms of the objective performance goals under the Company's Executive
Management Bonus Plan; and ratifying the selection of the independent auditors for fiscal 1997. All proposals were approved. The table below shows the results of the shareholders' voting:

                          Votes in      Votes                      Broker
                           Favor       Opposed       Abstain      Non-Votes
                        -----------  -----------  ------------  ------------
Election of Directors
Howard P. Behar          71,861,519     ---          474,622        ---
James G. Shennan, Jr.    72,103,651     ---          232,490        ---

Approve increase in shares
  reserved for issuance under
  the Company's Key
  Employees Stock
  Option Plan-1994      34,351,463   19,466,065     338,028     18,180,585

Approve material terms of
  the objective performance
  goals of the Company's
  Executive Management
  Bonus Plan            68,890,550    1,377,818     417,179      1,650,594

Ratification of
  independent auditors  72,015,423     129,713     191,005        ---


The following members of the Board of Directors, who were not up for re-election during the current year, have terms that expire at the annual meeting for the fiscal years 1997 and 1998:


Director                                          Term expires at the
                                               annual meeting for fiscal:
-------------------------------------------------------------------------
Jeffrey H. Brotman                                           1997
Arlen I. Prentice                                            1997
Orin C. Smith                                                1997
Craig J. Foley                                               1998
Howard Schultz                                               1998
Barbara Bass                                                 1998


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.   Description

            11         Statement re: computation of per share earnings

            27         Financial data schedule

(b)      Forms 8-K:

         No reports on Form 8-K were filed by the Company during the 13-week period ended March 30, 1997.


<PAGE 14>

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    STARBUCKS CORPORATION





Dated:  May 12, 1997                     By:  /s/ Michael  Casey
                                         ----------------------
                                         Michael Casey
                                         senior vice president and
                                         chief financial officer

                                         Signing on behalf of the
                                         registrant and as principal
                                         financial officer


<PAGE 15>

                           STARBUCKS CORPORATION
                           ---------------------
                EXHIBIT 11 - COMPUTATION OF PER SHARE EARNINGS
                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                               Three Months Ended     Six Months Ended

                              March 30,   March 31,  March 30,  March 31,
                                1997        1996       1997       1996
                             (13 Weeks)  (13 Weeks) (26 Weeks) (26 Weeks)
-------------------------------------------------------------------------
NET EARNINGS PER COMMON AND COMMON
EQUIVALENT SHARE CALCULATION
-PRIMARY:
 Net earnings                    $ 9,643    $10,391   $ 24,033   $19,957
=========================================================================

 Weighted average common and
   common equivalent shares calculation-primary:

  Weighted average number of
   common shares outstanding      78,127     71,257     77,925   71,186
  Dilutive effect of outstanding
   common stock options            3,179      2,423      3,391    2,608
-------------------------------------------------------------------------
 Weighted average common and
  common equivalent shares-
   primary                        81,306     73,680     81,316   73,794
=========================================================================

 Net earnings per common and
  common equivalent share
  -primary                        $ 0.12     $ 0.14     $ 0.30    $0.27
========================================================================

NET EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE CALCULATION
-FULLY DILUTED(1):

Net earnings calculation:
 Net earnings                    $ 9,643   $ 10,391   $ 24,033  $19,957
 Add after tax interest
  expense on Debentures            1,075        548      2,151    1,100
 Add after tax amortization
  of issuance costs related
  to the Debentures                   89         40        178       79
-------------------------------------------------------------------------
 Adjusted net earnings          $ 10,807  $  10,979   $ 26,362  $21,136
=========================================================================

Weighted average common and
 common equivalent shares calculation-fully diluted:

 Weighted average number of
  common shares outstanding       78,127     71,257     77,925  71,186
  Dilutive effect of outstanding
   common stock options            3,179      3,172      3,398   3,214
  Assuming conversion of
   Convertible Subordinated
   Debentures                      7,098      5,331      7,098   5,340
-------------------------------------------------------------------------
 Weighted average common and
  common equivalent shares
  -fully diluted                  88,404     79,760     88,421  79,740
=========================================================================
 Net earnings per common and
  common equivalent share
  -fully diluted                  $ 0.12     $ 0.14     $ 0.30  $ 0.27
========================================================================

-------------------
(1) Fully diluted earnings per share assumes conversion of the Company's convertible subordinated debentures using the "if converted' method, when such securities are dilutive, with income adjusted for the after-tax interest expense and amortization applicable to these debentures.

